Form 10-Q
period 2003-03-31
TSI TELECOMMUNICATION SERVICES INC; TSI TELECOMMUNICATION HOLDINGS LLC
filed 2003-05-14
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER	333-88168-01
333-88168

TSI TELECOMMUNICATION HOLDINGS, LLC
TSI TELECOMMUNICATION SERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0041664
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 700 Tampa, Fl 33602
(Address of principal executive office)
(Zip code)

(813) 273-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 14, 2003, there were 2,000 shares of TSI Telecommunication Services Inc.’s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., a company which is owned by TSI Telecommunication Holdings, LLC.

		Page

PART I:	FINANCIAL INFORMATION

ITEM 1:	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003 (unaudited)	3
	Condensed Consolidated Statements of Operations for the period from January 1, 2002 to February 13, 2002 (unaudited), the period from February 14, 2002 to March 31, 2002 (unaudited) and the three months ended March 31, 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the period from January 1, 2002 to February 13, 2002 (unaudited), the period from February 14, 2002 to March 31, 2002 (unaudited) and the three months ended March 31, 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements-- March 31, 2003 (unaudited)	6
ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	21
ITEM 4:	Controls and Procedures	22

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	22
ITEM 2:	Changes in Securities and Use of Proceeds	22
ITEM 3:	Defaults Upon Senior Securities	22
ITEM 4:	Submission of Matters to a Vote of Security Holders	22
ITEM 5:	Other Information	22
ITEM 6:	Exhibits and Reports on Form 8-K	22

SIGNATURES		24

CERTIFICATIONS		25

EXHIBIT INDEX		E-1

PART 1
FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	December 31, 2002	March 31, 2003 (unaudited)

ASSETS
Current assets:
Cash	$39,582	$8,098
Accounts receivable, net of allowances of $2,405 and $2,678, respectively	54,610	45,948
Deferred tax assets	2,110	1,833
Prepaid and other current assets	3,827	3,858

Total current assets	100,129	59,737

Property and equipment, net	33,353	30,961
Capitalized software, net	73,914	71,731
Deferred finance costs, net	16,015	14,095
Goodwill	330,559	330,559
Identifiable intangibles:
Customer contract, net	13,594	12,548
Trademark	51,700	51,700
Cutomer base, net	207,124	204,434

Total assets	$826,388	$775,765

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,089	$9,481
Accrued payroll and related benefits	6,672	3,954
Accrued interest	14,608	6,410
Other accrued liabilities	11,693	12,355
Revolving line of credit	—	1,500
Current portion of Term Note B, net of discount	52,736	19,891

Total current liabilities	93,798	53,591

Long-term liabilities:
Deferred taxes	10,983	9,269
Subordinated Notes, net of discount	240,257	240,452
Term Note B, net of discount	211,607	205,043

Total long-term liabilities	462,847	454,764
Unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at March 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 88,963,964 outstanding at March 31, 2003	2,967	2,967
Retained earnings	14,418	12,081
Less cost of treasury units (135,135 common units at March 31, 2003)	(9)	(5)

Total unitholders’ equity	269,743	267,410

Total liabilities and unitholders’ equity	$826,388	$775,765

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Predecessor Period from January 1 to February 13, 2002	Successor Period from February 14 to March 31, 2002	Successor Three Months Ended March 31, 2003

Revenues (including $15,838, $0 and $0 from affiliates, respectively)	$39,996	$42,920	$62,799

Costs and expenses:
Cost of operations (including $4,419, $0 and $0 from affiliates, respectively)	20,655	18,616	26,103
Sales and marketing	2,614	3,135	4,877
General and administrative (including $443, $0 and $0 from affiliates, respectively)	3,001	6,326	7,524
Provision for uncollectible accounts	1,340	—	369
Depreciation and amortization	1,464	4,507	8,948
Restructuring	—	—	1,841

	29,074	32,584	49,662

Operating income	10,922	10,336	13,137
Other income (expense), net:
Interest income (including $221, $0 and $0 from affiliates, respectively)	432	140	262
Interest expense	—	(7,927)	(17,194)
Other, net	(19)	4	(1)

	413	(7,783)	(16,933)

Income (loss) before provision for income taxes	11,335	2,553	(3,796)
Provision (benefit) for income taxes	4,418	999	(1,459)

Net income (loss)	6,917	1,554	(2,337)
Preferred unit dividends	—	(3,155)	(6,882)

Net income (loss) attributable to common stockholder/unitholders	$6,917	$(1,601)	$(9,219)

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Predecessor	Successsor

	Period from January 1 to February 13, 2002	Period from February 14 to March 31, 2002	Three Months Ended March 31, 2003

Cash flows from operating activities
Net income (loss)	$6,917	$1,554	$(2,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,464	5,781	14,016
Provision for uncollectible accounts	1,340	—	369
Deferred income tax benefit (expense)	(586)	1,110	(1,438)
Pension and other employee retirement benefits	546	—	—
Changes in current assets and liabilities:
Accounts receivable	14,682	(4,876)	8,293
Other current assets	(1,641)	299	(30)
Accounts payable	2,732	(1,232)	(1,136)
Other current liabilities	(24,269)	10,413	(7,726)

Net cash provided by operating activities	1,185	13,049	10,011

Cash flows from investing activities
Capital expenditures	(606)	(514)	(724)
Decrease in note receivable-affiliate	35,387	—	—

Net cash provided by (used in) investing activities	34,781	(514)	(724)

Cash flows from financing activities
Dividends paid	(11,250)	—	—
Borrowings under revolving line of credit	—	—	1,500
Excess cash received at purchase date	—	1,884	—
Retirement of long-term debt	—	—	(42,275)
Retirement of short-term debt	—	(25,000)	—
Issuance of common units	—	—	13
Repurchase of common units	—	—	(9)

Net cash used in financing activities	(11,250)	(23,116)	(40,771)

Net increase (decrease) in cash	24,716	(10,581)	(31,484)
Cash at beginning of period	284	25,000	39,582

Cash at end of period	$25,000	$14,419	$8,098

Supplemental cash flow information
Interest paid	$—	$1,436	$20,288
Income taxes paid	22,554	—	—
Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	15,264	—	—

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

1.   Basis of Presentation and Principles of Consolidation

      The accompanying condensed consolidated financial statements of TSI Telecommunication Holdings, LLC (the Ultimate Parent or TSI LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

      The financial statements include the accounts of TSI LLC, TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc. (TSI), TSI Finance Company (TSI Finance), and TSI Telecommunication Network Services Inc. (TSI Networks). All significant intercompany balances and transactions have been eliminated.

      On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at March 31, 2003 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund.

      The term “successor” refers to TSI Telecommunication Holdings, LLC and all of its subsidiaries, including TSI, following the acquisition of TSI on February 14, 2002. The term “predecessor” refers to TSI prior to being acquired by TSI Inc. on February 14, 2002.

      For further information, refer to the consolidated financial statements and footnotes thereto included in TSI LLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Summary of Significant Accounting Policies

      Revenue Recognition

      We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•

Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees.  The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered.  The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees.  For our wireless roaming, wireline and short message service (SMS) clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•

Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. We provide turn-key software solutions for which we charge customers a software licensing fee.  For turnkey software, we recognize revenue when accepted by the customer.

•

Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

      Stock-Based Compensation

      We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), is provided in our annual financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

      Outstanding options as of March 31, 2003 had a weighted average remaining contractual life of 9.2 years. The per share weighted average fair value of options granted during the three months ended March 31, 2003, was negligible.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

March 31, 2003

Risk-free interest rate	4.50%
Volatility factor	—
Dividend yield	—
Weighted average expected life of options	5

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since TSI, Inc.’s common stock does not trade on public markets, a volatility of 0% was entered into the Black-Scholes option valuation model.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.  Our pro forma amounts are immaterially different from the reported net income amounts and hence are not disclosed.

      Accounting for Costs Associated with Exit or Disposal Activities

      We adopted Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003 and applied this guidance in recording the accrual for costs incurred in connection with the February 2003 restructuring described in Note 4.  All costs incurred related to severance of employees who are no longer rendering services.  Therefore, there was no difference in the accounting impact under this guidance as compared to prior applicable accounting guidance.

      Earnings Per Share

      We do not present earnings per share since TSI LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

3.   Unitholders’ Interests

      The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At March 31, 2003, there were 252,367.50 of Class B Preferred Units outstanding. As of March 31, 2003, undeclared and unpaid preferred unit dividends totaled $29,836.  These amounts are not recorded as liabilities until declared.

      In the three months ended March 31, 2003, 405,405 common units were issued for $13 and 270,270 common units were repurchased for $9 from certain executives.

4.   Restructurings

      As a part of the acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of our workforce and the closure of the Dallas office. As a result, we accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in the purchase accounting.

      On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring will be incurred through May 2003.

      On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. The payments related to this restructuring will be incurred through November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5.8 million.  Further restructuring may be necessary in light of current economic conditions.

      In the three months ended March 31, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	March 31, 2003 Balance

February 2002 Restructuring
Termination costs	$467	$—	$(267)	$200
August 2002 Restructuring
Termination costs	1,144	—	(810)	334
February 2003 Restructuring
Termination costs	—	1,841	(727)	1,114

Total	$1,611	$1,841	$(1,804)	$1,648

5.   Supplemental Consolidating Financial Information

      TSI’s payment obligations under the senior notes are guaranteed by TSI LLC, TSI Inc., and all domestic subsidiaries of TSI including TSI Finance and TSI Networks (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for TSI LLC (parent only), TSI Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of TSI LLC and TSI, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2003

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$—	$8,089	$—	$9	$—	$8,098
Accounts receivable, net of allowances	—	—	24,073	21,880	—	(5)	45,948
Accounts receivable - affiliates	—	—	7,020	17,606	—	(24,626)	—
Deferred tax assets	—	—	1,833	—	—	—	1,833
Prepaid and other current assets	—	—	3,858	—	—	—	3,858

Total current assets	—	—	44,873	39,486	9	(24,631)	59,737

Property and equipment, net	—	—	14,619	16,342	—	—	30,961
Capitalized software, net of accumulated amortization	—	—	63,741	7,990	—	—	71,731
Deferred finance costs	—	—	14,095	—	—	—	14,095
Goodwill	—	—	59,157	271,402	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,373	5,175	—	—	12,548
Trademark	—	—	24,700	27,000	—	—	51,700
Cutomer base, net	—	—	112,325	92,109	—	—	204,434
Notes receivable-affiliates	—	—	256,520	1,985	400,000	(658,505)	—
Investment in subsidiary	267,415	265,431	575,777	—	—	(1,108,623)	—

Total assets	$267,415	$265,431	$1,173,180	$461,489	$400,009	$(1,791,759)	$775,765

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$9,481	$—	$—	$—	$9,481
Accounts payable - affiliates	—	—	3,818	—	20,808	(24,626)	—
Accrued payroll and related benefits	—	—	3,954	—	—	—	3,954
Accrued interest	—	—	6,410	—	—	—	6,410
Other accrued liabilities	—	—	12,355	—	—	—	12,355
Revolving line of credit	—	—	1,500	—	—	—	1,500
Current portion of Term Note B, net of discount	—	—	19,891	—	—	—	19,891

Total current liabilities	—	—	57,409	—	20,808	(24,626)	53,591

Long-term liabilities:
Deferred taxes	—	—	2,862	6,407	—	—	9,269
Payable to affiliate	5	—	401,983	256,520	—	(658,508)	—
Subordinated Notes, net of discount	—	—	240,452	—	—	—	240,452
Term Note B, net of discount-less current portion	—	—	205,043	—	—	—	205,043

Total long-term liabilities	5	—	850,340	262,927	—	(658,508)	454,764
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	400,047	(1,105,125)	—
Retained earnings	12,081	12,081	12,081	82	(20,846)	(3,398)	12,081
Less cost of treasury units (135,135 common units)	(5)	—	—	—	—	—	(5)

Total unitholders’ equity	267,410	265,431	265,431	198,562	379,201	(1,108,625)	267,410

Total liabilities and unitholders’ equity	$267,415	$265,431	$1,173,180	$461,489	$400,009	$(1,791,759)	$775,765

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	31,884	$30,915	$—	$—	$62,799

Costs and expenses:
Cost of operations	—	—	10,666	15,437	—	—	26,103
Sales and marketing	—	—	2,318	2,559	—	—	4,877
General and administrative	—	—	4,175	3,330	19	—	7,524
Provision for (recovery of) uncollectible accounts	—	—	183	186	—	—	369
Depreciation and amortization	—	—	5,569	3,379	—	—	8,948
Restructuring	—	—	912	929	—	—	1,841

	––	—	23,823	25,820	19	—	49,662

Operating income	—	—	8,061	5,095	(19)	—	13,137
Other income (expense), net
Income from equity investment	(2,337)	(3,796)	9,825	—	—	(3,692)	—
Interest income	—	—	8,572	65	13,059	(21,434)	262
Interest expense	—	—	(30,253)	(8,375)	—	21,434	(17,194)
Other, net	—	—	(1)	—	—	—	(1)

	(2,337)	(3,796)	(11,857)	(8,310)	13,059	(3,692)	(16,933)

Income (loss) before provision for income taxes	(2,337)	(3,796)	(3,796)	(3,215)	13,040	(3,692)	(3,796)

Provision (benefit) for income taxes	—	(1,459)	(1,459)	(1,252)	4,564	(1,853)	(1,459)

Net income (loss)	(2,337)	(2,337)	(2,337)	(1,963)	8,476	(1,839)	(2,337)

Preferred unit dividends	(6,882)	(8,521)	—	(5,222)	—	13,743	(6,882)

Net income (loss) attributable to common unit holders	$(9,219)	$(10,858)	$(2,337)	$(7,185)	$8,476	$11,904	$(9,219)

CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(2,337)	$(2,337)	$(2,337)	$(1,963)	$8,476	$(1,839)	$(2,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	10,639	3,377	—	—	14,016
Provision for uncollectible accounts	—	—	183	186	—	—	369
Deferred income tax benefit	—	—	(5,256)	3,818	—	—	(1,438)
Income from equity investment	2,337	3,796	(9,825)	—	—	3,692	—
Changes in current assets and liabilities:
Accounts receivable	—	—	13,687	(4,162)	13,349	(14,581)	8,293
Other current assets	—	—	(30)	—	—	—	(30)
Accounts payable	—	—	(15,737)	—	4,564	10,037	(1,136)
Other current liabilities	—	(1,459)	(7,725)	—	(1)	1,459	(7,726)

Net cash provided by operating activities	—	—	(16,401)	1,256	26,388	(1,232)	10,011

Cash flows from investing activities
Capital expenditures	—	—	(722)	(1,256)	—	1,254	(724)
Dividends received from equity investment	—	—	26,407	—	—	(26,407)	—

Net cash provided by (used in) investing activities	—	—	25,685	(1,256)	—	(25,153)	(724)

Cash flows from financing activities
Dividends paid	—	—	—	—	(26,407)	26,407	—
Borrowings under revolving line of credit	—	—	1,500	—	—	—	1,500
Retirement of long-term debt	—	—	(42,275)	—	—	—	(42,275)
Retirement of short-term debt	—	—	—	—	—	—	—
Issuance of common units	—	—	13	—	—	—	13
Repurchase of common units	—	—	(9)	—	—	—	(9)
Capital contribution	—	—	—	—	22	(22)	—

Net cash used in financing activities	—	—	(40,771)	—	(26,385)	26,385	(40,771)

Net increase in cash	—	—	(31,487)	—	3	—	(31,484)
Cash at beginning of period	—	—	39,576	—	6	—	39,582

Cash at end of period	$—	$—	$8,089	$—	$9	$—	$8,098

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$6	$—	$39,582
Accounts receivable, net of allowances	—	—	28,808	25,811	—	(9)	54,610
Accounts receivable - affiliates	—	—	6,546	9,698	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	—	—	3,827

Total current assets	—	—	80,629	35,747	6	(16,253)	100,129

Property and equipment, net	—	—	16,762	16,591	—	—	33,353
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625			13,594
Trademark	—	—	24,700	27,000			51,700
Cutomer base, net	—	—	113,794	93,330			207,124
Notes receivable-affiliates	—	—	256,520	1,985	400,000	(658,505)	—
Investment in subsidiary	269,752	267,768	595,650	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$—	$—	$8,089
Accounts payable - affiliates	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	6,672
Accrued interest	—	—	27,956	—	—	(13,348)	14,608
Other accrued liabilities	—	—	11,692	—	1	—	11,693
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	52,736

Total current liabilities	—	—	107,145	—	2,897	(16,244)	93,798

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	240,257
Term Note B, net of discount-less current portion	—	—	211,607	—	—	—	211,607

Total long-term liabilities	9	—	862,005	259,347	—	(658,514)	462,847
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—			252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	400,025	(1,105,103)	—
Retained earnings	14,418	14,418	14,418	2,045	(2,916)	(27,965)	14,418
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	(9)

Total unitholders’ equity	269,743	267,768	267,768	200,525	397,109	(1,133,170)	269,743

Total liabilities and unitholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

CONSOLIDATING STATEMENT OF OPERATIONS
PERIOD FROM FEBRUARY 14, 2002 TO MARCH 31, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	42,920	$—	$—	$—	$42,920

Costs and expenses:
Cost of operations	—	—	18,616	—	—	—	18,616
Sales and marketing	—	—	3,135	—	—	—	3,135
General and administrative	—	—	6,326	—	—	—	6,326
Provision for (recovery of) uncollectible accounts	—	—	—	—	—	—	—
Depreciation and amortization	—	—	4,507	—	—	—	4,507
Restructuring	—	—	—	—	—	—	—

	––	—	32,584	—	—	—	32,584

Operating income	—	—	10,336	—	—	—	10,336
Other income (expense), net
Income from equity investment	1,554	2,553	3,600	—	—	(7,707)	—
Interest income	—	—	140	—	3,600	(3,600)	140
Interest expense	—	—	(11,527)	—	—	3,600	(7,927)
Other, net	—	—	4	—	—	—	4

	1,554	2,553	(7,783)	—	3,600	(7,707)	(7,783)

Income (loss) before provision for income taxes	1,554	2,553	2,553	—	3,600	(7,707)	2,553
Provision (benefit) for income taxes	—	999	999	—	1,260	(2,259)	999

Net income (loss)	1,554	1,554	1,554	—	2,340	(5,448)	1,554
Preferred unit dividends	(3,155)	(4,709)	—	—	—	4,709	(3,155)

Net income (loss) attributable to common unit holders	$(1,601)	$(3,155)	$1,554	$—	$2,340	$(739)	$(1,601)

CONSOLIDATING STATEMENT OF CASH FLOWS
PERIOD FROM FEBRUARY 14, 2002 TO MARCH 31, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$1,554	$1,554	$1,554	$—	$2,340	$(5,448)	$1,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	5,781	—	—	—	5,781
Deferred income tax benefit	—	—	1,110	—	—	—	1,110
Income from equity investment	(1,554)	(2,553)	(3,600)	—	—	7,707	—
Changes in current assets and liabilities:
Accounts receivable	—	—	(4,876)	—	(2,340)	2,340	(4,876)
Other current assets	—	—	299	—	—	—	299
Accounts payable	—	—	(1,232)	—	—	—	(1,232)
Other current liabilities	—	999	14,013	—	—	(4,599)	10,413

Net cash provided by operating activities	—	—	13,049	—	—	—	13,049

Cash flows from investing activities
Capital expenditures	—	—	(514)	—	—	—	(514)

Net cash provided by (used in) investing activities	—	—	(514)	—	—	—	(514)

Cash flows from financing activities
Excess cash received at purchase date	—	—	1,859	—	25	—	1,884
Retirement of short-term debt	—	—	(25,000)	—	—	—	(25,000)

Net cash used in financing activities	—	—	(23,141)	—	25	—	(23,116)

Net increase in cash	—	—	(10,606)	—	25	—	(10,581)
Cash at beginning of period	—	—	25,000	—	—	—	25,000

Cash at end of period	$—	$—	$14,394	$—	$25	$—	$14,419

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     On February 14, 2002, TSI Telecommunication Holdings, Inc. acquired TSI Telecommunication Services Inc. by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into TSI Telecommunication Services Inc. TSI Telecommunication Holdings, Inc. is wholly owned by TSI Telecommunication Holdings, LLC. TSI Telecommunication Holdings, LLC and TSI Telecommunication Holdings, Inc. have no operations other than their ownership of their direct and indirect subsidiaries.

     As a result of applying the required purchase accounting rules, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term “successor” refers to TSI Telecommunications Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc. following the acquisition on February 14, 2002. The term “predecessor” refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc.

     Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

     The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon estimates of their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common shareholder’s/unitholders’ is reduced.

Introduction

     We are a leading provider of mission-critical transaction processing services to wireless telecommunication carriers throughout the world. Our services are categorized into the following four groups:

•

Network Services--We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS.

•

Technology Interoperability Services--We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Management.

•

Call Processing Services--We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of  switch type, billing format or signaling standard.  These services support seamless regional, national and international telephone roaming service for wireless subscribers.  Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•

Other Outsourcing Services--We provide other value-added outsourcing services including: (i) a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities; (ii) a  telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and (iii) outsourced  services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are Prepaid Wireless, Fleet-On-Track and STREAMLINER.

Revenues

     Our revenues are primarily derived from the sale of our Network Services, Technology Interoperability Services and Call Processing Services to telecommunication providers throughout the world. To a lesser extent, we also generate revenues from Other Outsourcing Services. In order to encourage greater usage, we negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, we expect the average price per transaction for many of our products to decline as customers increasingly use our services.

     We believe there is minimal seasonality in our business. However, there is generally a slight increase in wireless roaming telephone usage traffic and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•

Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees.  The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•

Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. TSI also provides turnkey software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•

Other Outsourcing Services primarily generate revenue by charging per-minute-of-use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed.  Hardware maintenance fees are recognized over the life of the contract.

     The table below indicates the portion of our revenues attributable to Network Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services in the periods indicated. Dollars are shown in thousands.

	Predecessor	Successor

	Period from January 1 to February 13, 2002	Period from February 14 to March 31, 2002	Three Months Ended March 31, 2003

Revenues:
Off-Network Database Query Fees	$8,588	$9,632	$8,038
Other Network Services	14,103	13,945	26,141

Total Network Services	22,691	23,577	34,179
Technology Interoperability Services	8,464	9,822	14,544
Call Processing Services	6,429	6,882	10,178
Other Outsourcing Services	2,412	2,639	3,898

Total Revenues	$39,996	$42,920	$62,799

Costs and Expenses

     Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•

General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services.  Historically, most of these costs are expensed and recorded as general and administrative expenses.  The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•

Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care.

Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition

     We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•

Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees.  The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered.  The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees.  For our wireless roaming, wireline and SMS clearinghouse services,  revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•

Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. TSI provides turn-key software solutions for which it charges customers a software licensing fee.  For turnkey software, we recognize revenue when accepted by the customer.

•

Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

     The following are more critical accounting estimates:

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general allowance for doubtful accounts by applying a percentage based on the aging category.

Impairment

     We review our long-lived assets including intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We review goodwill at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Allowance for Credit Memos

     We maintain a general reserve based on our historical credit memo activity.  In addition, we establish credit memo reserves resulting from specific customer matters.  This allowance is recorded as a direct reduction of accounts receivable.

Restructuring

     We have made estimates of the costs to be incurred as a part of our initial restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments.  We will review these estimates until fully paid.   If the actual amounts paid on the February 2002 restructuring differ from the estimates, goodwill will be adjusted to reflect the change in estimate.  If the amounts from the August 2002 and February 2003 restructuring differ from the estimates, net income will change.

Results of Operations

     The following table shows information derived from our consolidated statements of income expressed as a percentage of revenues for the periods presented.

	Predecessor	Successor

	Period from January 1 to February 13, 2002	Period from February 14 to March 31, 2002	Three Months Ended March 31, 2003

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of operations	51.6	43.4	41.6
Sales and marketing	6.5	7.3	7.8
General and administrative	7.6	14.7	12.0
Provision for uncollectible accounts	3.3	—	0.6
Depreciation and amortization	3.7	10.5	14.2
Restructuring	—	—	2.9

Total costs and expenses	72.7	75.9	79.1
Operating income	27.3	24.1	20.9
Other income (expense), net:
Interest income	1.1	0.3	0.5
Interest expense	—	(18.4)	(27.4)
Other, net	(0.1)	—	—

	1.0	(18.1)	(26.9)

Income (loss) before provision for income taxes	28.3	6.0	(6.0)
Provision (benefit) for income taxes	11.0	2.4	(2.3)

Net income (loss)	17.3%	3.6%	(3.7%)

Comparison of the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to March 31, 2002 and the three months ended March 31, 2003

     As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the three months ended March 31, 2003, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to March 31, 2002 and included explanations about the effects of purchase accounting. The full three months ended March 31, 2002 are referred to as “combined” herein.

     Total revenues decreased $20.1 million, or 24.3%, to $62.8 million for the three months ended March 31, 2003 from total combined revenues of $82.9 million for same period in 2002.  Revenues decreased in each revenue category for the three months ended March 31, 2003 compared to the same period in 2002.

     Network Services revenues were $34.2 million (including $8.0 million of Off-Network Database Query Fees) for the three months ended March 31, 2003, a $12.1 million, or 26.1%, decrease over the combined revenues of $46.3 million (including $18.2 million of Off-Network Database Query Fees) for the same period in 2002.  The decrease in revenues was primarily due to lower Off-Network Database Query Fees and reduced Visibility Services volumes primarily due to the consolidation of certain customers.

     Technology Interoperability Services revenues were $14.5 million for the three months ended March 31, 2003, a $3.8 million, or 20.5%, decrease over the combined revenues of $18.3 million for the same period in 2002.   The revenue decline is primarily due to lower volumes from our Access Revenue Management product due to the termination of an agreement with Adelphia Business Systems and from lower intracompany ACCESS volumes from certain customers.

     Call Processing Services revenues were $10.2 million for the three months ended March 31, 2003, a $3.1 million, or 23.5%, decrease over the combined revenues of $13.3 million for the same period in 2002. This expected decline is due to a lifecycle migration by carriers, who are moving off TSI’s call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks.

     Other Outsourcing Services revenues were $3.9 million for the three months ended March 31, 2003, a $1.2 million, or 22.8%, decrease over the combined revenues of $5.1 million for the same period in 2002. The revenue decline is primarily due to lower MOU’s for our prepaid wireless solution.

     Cost of operations was $26.1 million for the three months ended March 31, 2003.  Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $18.6 million in the period from February 14, 2002 to March 31, 2002.  This represents a $13.2 million decrease, or 33.5%, over the combined cost of operations of $39.3 million for three months ended March 31, 2002. This cost reduction is primarily due to lower Off-Network Database Query Fees, reduced pricing for data processing services and the workforce restructurings that occurred in April and August of 2002 and February 2003.  Cost of operations as a percentage of revenues were 41.6% in the three months ended March 31, 2003, as compared to 51.6% in the period from January 1, 2002 to February 13, 2002, and 43.4% in the period from February 14, 2002 to March 31, 2002 for a combined total of 47.4% in the period from January 1, 2002 to March 31, 2002.

     Sales and marketing expenses were $4.9 million for the three months ended March 31, 2003.  Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $3.1 million in the period from February 14, 2002 to March 31, 2002.  This represents a $0.8 million, or 15.2%, decrease over the combined sales and marketing expenses of $5.7 million for the three months ended March 31, 2002. This decrease is primarily due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in force.  Sales and marketing expenses as a percentage of revenues were 7.8% in the three months ended March 31, 2003, as compared to 6.5% in the period from January 1, 2002 to February 13, 2002 and 7.3% in the period from February 14, 2002 to March 31, 2002 for a combined total of 6.9% in the period from January 1, 2002 to March 31, 2002.

     General and administrative expenses were $7.5 million in the three months ended March 31, 2003.  General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $6.3 million in the period from February 14, 2002 to March 31, 2002.  This represents a $1.8 million decrease, or 19.3%, over the combined general and administrative expenses of $9.3 million for the three months ended March 31, 2002. This decrease is primarily due to lower development expenses in addition to the reductions in workforce in April and August of 2002 and February 2003.  General and administrative expenses as a percentage of revenue were 12.0% in the three months ended March 31, 2003, as compared to 7.6% in the period from January 1, 2002 to February 13, 2002 and 14.7% in the period from February 14, 2002 to March 31, 2002 for a combined total of 11.2% in the period from January 1, 2002 to March 31, 2002.

     Provision for uncollectible accounts was $0.4 million in the three months ended March 31, 2003.  Provision for uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and $0.0 million in the period from February 14, 2002 to March 31, 2002.  This represents a $0.9 million decrease, or 72.5%, from the combined provision for uncollectible accounts of $1.3 million for the three months ended March 31, 2002. This decrease is primarily due to lowered risk with our CLEC customers. Provision for uncollectible accounts as a percentage of revenue were 0.6% in the three months ended March 31, 2003, as compared to 3.3% in the period from January 1, 2002 to February 13, 2002 and 0.0% in the period from February 14, 2002 to March 31, 2002 for a combined total of 1.6% in the period from January 1, 2002 to March 31, 2002.

     Depreciation and amortization expenses were $8.9 million for the three months ended March 31, 2003. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $4.5 million in the period from February 14, 2002 to March 31, 2002. This represents a $2.9 million increase, or 49.9%, over the combined depreciation and amortization expense of $6.0 million for the three months ended March 31, 2002. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 14.2% in the three months ended March 31, 2003, as compared to 3.7% in the period from January 1, 2002 to February 13, 2002 and 10.5% in the period from February 14, 2002 to March 31, 2002 for a combined total of 7.2% in the period from January 1, 2002 to March 31, 2002.

     On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. Restructuring expense as a percentage of revenue was 2.9% for the three months ended March 31, 2003.

     Operating income was $13.1 million for the three months ended March 31, 2003. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $10.4 million in the period from February 14, 2002 to March 31, 2002. This represents an $8.2 million decrease, or 38.2%, over the combined operating income of $21.3 million for the three months ended March 31, 2002. This decrease in operating income is primarily due to lower revenue and higher depreciation and amortization expenses offset partially by lower cost of operations, sales and marketing and general and administrative expenses. Operating income as a percentage of revenue was 20.9% in the three months ended March 31, 2003, as compared to 27.3% in the period from January 1, 2002 to February 13, 2002 and 24.1% in the period from February 14, 2002 to

March 31, 2002 for a combined total of 25.6% in the period from January 1, 2002 to March 31, 2002.

      Interest income was $0.3 million for the three months ended March 31, 2003. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.2 million in the period from February 14, 2002 to March 31, 2002.  This represents a $0.3 million decrease, or 54.2%, over the combined interest income of $0.6 million for the three months ended March 31, 2002. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 0.5% for the three months ended March 31, 2003, as compared to 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.3% in the period from February 14, 2002 to March 31, 2002, for a combined total interest income of 0.7% of revenue in the period from January 1, 2002 to March 31, 2002.

      Interest expense was $17.2 million for the three months ended March 31, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $7.9 million in the period from February 14, 2002 to March 31, 2002.  This represents a $9.3 million increase, or 116.9%, over the combined interest expense of $7.9 million for the three months ended March 31, 2002.  This increase is a result from the issuance of debt in connection with the acquisition of TSI on February 14, 2002.  Interest expense as a percentage of revenue was 27.4% in the three months ended March 31, 2003, as compared to 18.4% in the period from February 14, 2002 to March 31, 2002 for a combined total interest expense of 9.6% of revenue in the period from January 1, 2002 to March 31, 2002.

      Provision (benefit) for income taxes was ($1.5) million for the three months ended March 31, 2003.  Provision (benefit) for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $1.0 million in the period from February 14, 2002 to March 31, 2002. This represents a $6.9 million, or 126.9%, decrease over the combined provision (benefit) for income taxes of $5.4 million for the three months ended March 31, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with our acquisition. Our effective tax rate was 39.0% in the period from January 1, 2002 to February 13, 2002 and 39.0% in the period from February 14, 2002 to March 31, 2002.  Our combined effective tax rate for the three months ended March 31, 2002 was 39.0%.  Our effective tax rate for the three months ended March 31, 2003 was 38.4%.  Provision (benefit) for income taxes as a percentage of revenue was (2.3%) in the three months ended March 31, 2003, as compared to 11.0% in the period from January 1, 2002 to February 13, 2002 and 2.4% in the period from February 14, 2002 to March 31, 2002, for a combined total of 6.5% in the period from January 1, 2002 to March 31, 2002.

      Net income (loss) was ($2.3) million for the three months ended March 31, 2003.  Net income (loss) was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $1.6 million in the period from February 14, 2002 to March 31, 2002. This represents a $10.8 million, or 127.6%, decrease from the combined net income (loss) of $8.5 million for the three months ended March 31, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income (loss) as a percentage of revenue was (3.7%) for the three months ended March 31, 2003, as compared to 17.3% in the period from January 1, 2002 to February 13, 2002 and 3.6% in the period from February 14, 2002 to March 31, 2002, for a combined total of 6.5% in the period from January 1, 2002 to March 31, 2002.

      Undeclared and unpaid preferred unit dividends were $3.2 million in the period from February 14, 2002 to March 31, 2002.  Undeclared and unpaid preferred unit dividends were $6.9 million in the three months ended March 31, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly.  The amounts are not recorded as liabilities until declared.

Restructurings

      As part of our acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6%, of our workforce and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the first quarter of 2003. We expect this plan to result in reduced annual expenses of approximately $10.3 million.

      On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2.8 million in severance related costs in August 2002. The payments related to this restructuring will be incurred through May 2003. We expect this reorganization to result in reduced annual expenses of approximately $9.5 million.

      On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. The payments related to this restructuring will be incurred through November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5.8 million.  Further restructuring may be necessary in light of current economic conditions.

      As of March 31, 2003, $5.7 million of these three restructuring plans’ costs had been paid with an accrual remaining of $1.6 million.

Liquidity and Capital Resources

      During the three months ended March 31, 2003, our operations generated $10.0 million of cash compared to $14.2 million for the comparable period in 2002. The decrease is primarily attributable to interest payments and debt service payments made in the three months ended March 31, 2003. Cash and cash equivalents were $8.1 million at March 31, 2003 as compared to $39.6 million at December 31, 2002.  Our working capital decreased $0.2 million, from $6.3 million at December 31, 2002 to $6.1 million at March 31, 2003. Capital expenditures for property and equipment, including capitalized software costs, decreased from $1.2 million for the three months ended March 31, 2002 to $0.7 million for the three months ended March 31, 2003. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

      We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue.

      For fiscal 2003, we expect to spend approximately $14.0 million for capital expenditures, primarily for SS7 network expansion and investment in Wireless Number Portability (WNP). As of March 31, 2003, $0.7 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2003.

      In February 2002, we sold approximately $255.3 million in cash of TSI LLC Preferred and Common Units.  The sales were nonpublic offerings by TSI LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds of the offering were used to finance the purchase of TSI from Verizon.

      In February 2002, we sold $245 million principal amount of TSI 12.75% Senior Subordinated Notes due 2009 in a private placement.  Net proceeds from this offering were approximately $239.6 million.  The proceeds of the offering were used to finance the purchase of TSI from Verizon.

      In February 2002, we entered into a senior credit facility, which provides for aggregate borrowings by TSI of up to $328.3 million maturing December 2006. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term loan B facility of $293.3 million in term loans. The revolving line of credit and the term note each bear interest at variable rates either on a LIBOR or an alternative base rate option. TSI received net proceeds of $275.0 million on $293.3 million principal amount of term loan B facility and drew $5.4 million from the revolving credit facility.  These proceeds were used to finance the purchase of TSI from Verizon.

      In May of 2002, we repaid $5.4 million of the outstanding revolving credit facility.  In March 2003, we drew $1.5 million from our revolving credit facility.  As of March 31, 2003 there was $33.5 million available under the revolving credit facility.

      We have significant debt service payments including interest in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes were $30.2 million in 2002 and $20.3 million in the three months ending March 31, 2003.  During 2002, we made $15.0 million in scheduled principal payments on term loan B.  In the three months ended March 31, 2003, we made a $37.3 million excess cash flow payment and a $5.0 million scheduled principal payment on the term loan B.  Our outstanding debt has principal payment schedules requiring payments over a five- and seven-year period for the term loan B and the senior notes, respectively, totaling to the following combined principal payments: $15.0 million in the remainder of 2003, $35.0 million in 2004, $45.0 million in 2005 and $141.1 million in 2006.

      The senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

      The indenture governing the senior notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the senior credit facility also contains various covenants which limit our discretion in the operation of our businesses.

      Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $33.5 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months.

      Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our new senior credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

      Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2002 and 2003.

Forward-Looking Statements

      We have made forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

      All forward-looking statements in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained throughout this report.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

      We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2003, we had variable rate debt of approximately $236.1 million ($224.9 million net of discount).  Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.4 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

      In March 2003, we entered an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years.  As a result of this interest rate protection agreement, approximately 73% of funded debt now bears interest that is effectively fixed.

ITEM 4: CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)

On February 14, 2003, TSI Telecommunication Holdings, LLC sold 270,270.27 common units to Linda Hermansen and 135,135.14 common units to Gilbert Mosher pursuant to Senior Management Agreements.  Each common unit was sold at a price of $0.0333 per unit.  The sales were exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

(d)	None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.37†	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Linda Hermansen.

* 10.38†	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Gilbert Mosher.

†	Compensatory plan or agreement.
*	Previously filed as exhibits to the registrant’s Annual Report on Form 10-K filed on March 27, 2003.

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the first quarter of 2003:

*	The registrant filed a Current Report on Form 8-K on March 13, 2003, under “Item 5. Other Events” reporting on TSI Telecommunication Services Inc.’s results for fiscal year ending December 31, 2002.

*

The registrant filed a Current Report on Form 8-K on March 27, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the fiscal year ending December 31, 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*

The registrant filed a Current Report on Form 8-K on April 4, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the amended second quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*

The registrant filed a Current Report on Form 8-K on April 4, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the amended third quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSI TELECOMMUNICATION HOLDINGS, LLC
(Registrant)

Date: May 14, 2003	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

TSI TELECOMMUNICATION SERVICES INC.
(Registrant)

/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

CERTIFICATIONS FOR FORM 10-Q

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Holdings, LLC (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI TELECOMMUNICATION HOLDINGS, LLC

Date: May 14, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Services Inc. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI TELECOMMUNICATION HOLDINGS, INC.

Date: May 14, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Holdings, LLC (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI RELECOMMUNICATION HOLDINGS, LLC

Date: May 14, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer

CERTIFICATIONS FOR FORM 10-Q

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Services Inc. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI TELECOMMUNICATION HOLDINGS, INC.

Date: May 14, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.37†	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Linda Hermansen.

* 10.38†	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Gilbert Mosher.
.
†	Compensatory plan or agreement.
*	Previously filed as exhibits to the registrant’s Annual Report on Form 10-K Filed on March 27, 2003.

E-1