Form 10-Q
period 2003-06-30
TSI TELECOMMUNICATION SERVICES INC; TSI TELECOMMUNICATION HOLDINGS LLC
filed 2003-08-14
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to

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

As of August 14, 2003, there were 2,000 shares of TSI Telecommunication Services Inc.’s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., a company which is owned by TSI Telecommunication Holdings, LLC.

		Page
PART I: FINANCIAL INFORMATION

ITEM 1:	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 (unaudited), the three months ended June 30, 2002 (unaudited), the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to June 30, 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 (unaudited), the period from February 14, 2002 to June 30, 2002 (unaudited), and the period from January 1, 2002 to February 13, 2002	5

	Notes to Condensed Consolidated Financial Statements— June 30, 2003 (unaudited)	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results Operations	15

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4:	Controls and Procedures	24

PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings	25

ITEM 2:	Changes in Securities and Use of Proceeds	25

ITEM 3:	Defaults Upon Senior Securities	25

ITEM 4:	Submission of Matters to a Vote of Security Holders	25

ITEM 5:	Other Information	25

ITEM 6:	Exhibits and Reports on Form 8-K	25

SIGNATURES		27

EXHIBIT INDEX		E-1

PART 1

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TSI TELECOMMUNICATION HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash	$9,617	$39,582
Accounts receivable, net of allowances of $2,976 and $2,405, respectively	56,116	54,610
Deferred tax assets	—	2,110
Prepaid and other current assets	3,506	3,827

Total current assets	69,239	100,129

Property and equipment, net	31,467	33,353
Capitalized software, net	70,336	73,914
Deferred finance costs, net	13,064	16,015
Goodwill	330,559	330,559
Identifiable intangibles:
Customer contract, net	11,389	13,594
Trademark	51,700	51,700
Cutomer base, net	201,697	207,124

Total assets	$779,451	$826,388

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,878	$8,089
Accrued payroll and related benefits	3,749	6,672
Accrued interest	14,218	14,608
Other accrued liabilities	12,501	11,693
Current portion of Term Note B, net of discount	23,717	52,736

Total current liabilities	68,063	93,798

Long-term liabilities:
Deferred taxes	9,105	10,983
Subordinated Notes, net of discount	240,647	240,257
Term Note B, net of discount	192,431	211,607

Total long-term liabilities	442,183	462,847
Unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at June 30, 2003 and December 31, 2002; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 88,963,964 and 88,828,859 outstanding at June 30, 2003 and December 31, 2002, respectively	2,967	2,967
Retained earnings	13,876	14,418
Less cost of treasury units (135,135 and 270,270 common units at June 30, 2003 and December 31, 2002, respectively)	(5)	(9)

Total unitholders’ equity	269,205	269,743

Total liabilities and unitholders’ equity	$779,451	$826,388

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Successor (unaudited)				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2003	Period from February 14 to June 30, 2002	Period from January 1 to February 13, 2002
	2003	2002
Revenues (including $0, $0, $0, $0 and $15,838 from affiliates, respectively)	$66,008	$87,511	$128,807	$130,431	$39,996

Costs and expenses:
Cost of operations (including $0, $0, $0, $0 and $4,419 from affiliates, respectively)	26,310	40,553	52,413	59,169	20,655
Sales and marketing	4,288	6,087	9,165	9,222	2,614
General and administrative (including $0, $0, $0, $0 and $443 from affiliates, respectively)	8,468	9,898	15,992	16,224	3,001
Provision for uncollectible accounts	300	323	669	323	1,340
Depreciation and amortization	9,273	9,165	18,221	13,672	1,464
Restructuring	—	—	1,841	—	—

	48,639	66,026	98,301	98,610	29,074

Operating income	17,369	21,485	30,506	31,821	10,922

Other income (expense), net:
Interest income (including $0, $0, $0, $0 and $221 from affiliates, respectively)	120	411	382	551	432
Interest expense	(13,875)	(15,264)	(31,069)	(23,191)	—
Other, net	—	(9)	(1)	(5)	(19)

	(13,755)	(14,862)	(30,688)	(22,645)	413

Income (loss) before provision for income taxes	3,614	6,623	(182)	9,176	11,335
Provision for income taxes	1,819	2,602	360	3,601	4,418

Net income (loss)	1,795	4,021	(542)	5,575	6,917
Preferred unit dividends	(7,056)	(6,450)	(13,938)	(9,605)	—

Net income (loss) attributable to common stockholder/unitholders	$(5,261)	$(2,429)	$(14,480)	$(4,030)	$6,917

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Successsor (unaudited)		Predecessor
	Six Months Ended June 30, 2003	Period from February 14 to June 30, 2002	Period from January 1 to February 13, 2002
Cash flows from operating activities
Net income (loss)	$(542)	$5,575	$6,917
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,729	17,436	1,464
Provision for uncollectible accounts	669	323	1,340
Deferred income tax benefit (expense)	795	2,300	(586)
Pension and other employee retirement benefits	—	—	546
Changes in current assets and liabilities:
Accounts receivable	(2,175)	(1,181)	14,682
Other current assets	321	824	(1,641)
Accounts payable	3,277	1,599	2,732
Other current liabilities	(556)	7,684	(24,269)

Net cash provided by operating activities	27,518	34,560	1,185

Cash flows from investing activities
Capital expenditures	(5,212)	(2,825)	(606)
Decrease in note receivable-affiliate	—	—	35,387

Net cash provided by (used in) investing activities	(5,212)	(2,825)	34,781

Cash flows from financing activities
Dividends paid	—	—	(11,250)
Excess cash received at purchase date	—	1,884	—
Principal payments on long-term debt	(52,275)	—	—
Retirement of short-term debt	—	(30,430)	—
Issuance of common units	13	—	—
Repurchase of common units	(9)	—	—

Net cash used in financing activities	(52,271)	(28,546)	(11,250)

Net increase (decrease) in cash	(29,965)	3,189	24,716
Cash at beginning of period	39,582	25,000	284

Cash at end of period	$9,617	$28,189	$25,000

Supplemental cash flow information
Interest paid	$23,816	$6,435	$—
Income taxes paid	94	1,605	22,554

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	—	—	15,264

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of TSI Telecommunication Holdings, LLC (the Ultimate Parent or TSI LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The financial statements include the accounts of TSI LLC, TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc. (TSI), TSI Finance Company (TSI Finance), TSI Telecommunication Network Services Inc. (TSI Networks) and TSI Telecommunication Services BV (TSI BV). All significant intercompany balances and transactions have been eliminated.

On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at June 30, 2003 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund.

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

Stock-Based Compensation

We account for our stock options and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), is provided in our annual financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of June 30, 2003 had a weighted average remaining contractual life of 8.9 years.

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

June 30, 2003
Risk-free interest rate	4.30%
Volatility factor	—
Dividend yield	—
Weighted average expected life of options	5

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with us might be required.

In April 2003, the FASB issued Statement No. 149, Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or FAS 149. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or FAS 150. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

3. Unitholders’ Interests

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At June 30, 2003, there were 252,367.50 of Class B Preferred Units outstanding. As of June 30, 2003, undeclared and unpaid preferred unit dividends totaled $36,891. These amounts are not recorded as liabilities until declared.

In the six months ended June 30, 2003, 405,405 common units were issued for $13 and 270,270 common units were repurchased for $9 from certain executives.

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

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring were completed in May 2003.

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1,841 in severance related costs in February 2003. The payments related to this restructuring will be incurred through November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5,838. Further restructuring may be necessary in light of current economic conditions.

In the six months ended June 30, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	Reductions	June 30, 2003 Balance
February 2002 Restructuring Termination costs	$467	$—	$(364)	$—	$103
August 2002 Restructuring Termination costs	1,144	—	(1,011)	(133)	—
February 2003 Restructuring Termination costs	—	1,841	(1,678)	—	163

Total	$1,611	$1,841	$(3,053)	$(133)	$266

5. Other Items Effecting Debt

As a result of the Wireless Local Number Portability mandate and our success in obtaining contracts with many of the major wireless carriers to provide this service, we will incur additional costs to develop the WLNP software, start-up this new service and implement the services for these wireless carriers over the next two quarters. In addition, we expect to incur additional costs to expand our European operations. These matters may require us to seek revisions or waivers to our senior credit facility covenants before the end of 2003. These investments are expected to drive significant growth in our revenues and gross margin.

6. Subsequent Event

On July 23, 2003, we acquired Brience, a software company that develops mobile communication solutions for wireless carriers. To effect the acquisition, we issued 100,000 common units of TSI LLC.

Brience was majority-owned by the same investors that have majority-owned TSI LLC since February 14, 2002. As a result of combining entities under common control, we will account for the acquisition similar to a pooling of interests beginning February 14, 2002. The historical financial statements of Brience will be combined with our financial statements from that date. This accounting treatment as a pooling will be reflected in our third quarter 2003 financial statements, when the transaction was consumated.

7. Supplemental Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$9,611	$—	$6	$—	$9,617
Accounts receivable, net of allowances	—	—	30,131	25,989	—	(4)	56,116
Accounts receivable—affiliates	—	—	—	11,171	38,337	(49,508)	—
Deferred tax assets	—	—	—	—	—	—	—
Prepaid and other current assets	—	—	3,506	—	—	—	3,506

Total current assets	—	—	43,248	37,160	38,343	(49,512)	69,239

Property and equipment, net	—	—	13,332	18,135	—	—	31,467
Capitalized software, net of accumulated amortization	—	—	62,548	7,788	—	—	70,336
Deferred finance costs	—	—	13,064	—	—	—	13,064
Goodwill	—	—	59,157	271,402	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	6,664	4,725	—	—	11,389
Trademark	—	—	24,700	27,000	—	—	51,700
Cutomer base, net	—	—	110,807	90,890	—	—	201,697
Notes receivable-affiliates	—	—	—	1,985	656,520	(658,505)	—
Investment in subsidiary	269,210	267,226	860,638	—	—	(1,397,074)	—

Total assets	$269,210	$267,226	$1,194,158	$459,085	$694,863	$(2,105,091)	$779,451

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$13,878	$—	$—	$—	$13,878
Accounts payable—affiliates	—	—	21,116	—	28,392	(49,508)	—
Accrued payroll and related benefits	—	—	3,749	—	—	—	3,749
Accrued interest	—	—	14,218	—	—	—	14,218
Other accrued liabilities	—	—	12,501	—	—	—	12,501
Current portion of Term Note B, net of discount	—	—	23,717	—	—	—	23,717

Total current liabilities	—	—	89,179	—	28,392	(49,508)	68,063

Long-term liabilities:
Deferred taxes	—	—	2,692	6,413	—	—	9,105
Payable to affiliate	5	—	401,983	256,520	—	(658,508)	—
Subordinated Notes, net of discount	—	—	240,647	—	—	—	240,647
Term Note B, net of discount-less current portion	—	—	192,431	—	—	—	192,431

Total long-term liabilities	5	—	837,753	262,933	—	(658,508)	442,183
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	686,436	(1,391,514)	—
Retained earnings	13,876	13,876	13,876	(2,328)	(19,965)	(5,459)	13,876
Less cost of treasury units (135,135 common units)	(5)	—	—	—	—	—	(5)

Total unitholders’ equity	269,205	267,226	267,226	196,152	666,471	(1,397,075)	269,205

Total liabilities and unitholders’ equity	$269,210	$267,226	$1,194,158	$459,085	$694,863	$(2,105,091)	$779,451

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	66,485	$62,322	$—	$—	$128,807

Costs and expenses:
Cost of operations	—	—	20,153	32,260	—	—	52,413
Sales and marketing	—	—	4,768	4,397	—	—	9,165
General and administrative	—	—	8,015	7,954	23	—	15,992
Provision for uncollectible accounts	—	—	345	324	—	—	669
Depreciation and amortization	—	—	11,312	6,909	—	—	18,221
Restructuring	—	—	912	929	—	—	1,841

	—	—	45,505	52,773	23	—	98,301

Operating income	—	—	20,980	9,549	(23)	—	30,506
Other income (expense), net
Income from equity investment	(542)	(182)	27,544	—	—	(26,820)	—
Interest income	—	—	8,626	130	34,731	(43,105)	382
Interest expense	—	—	(57,331)	(16,842)	—	43,104	(31,069)
Other, net	—	—	(1)	—	—	—	(1)

	(542)	(182)	(21,162)	(16,712)	34,731	(26,821)	(30,688)

Income (loss) before provision for income taxes	(542)	(182)	(182)	(7,163)	34,708	(26,821)	(182)
Provision (benefit) for income taxes	—	360	360	(2,790)	12,148	(9,718)	360

Net income (loss)	(542)	(542)	(542)	(4,373)	22,560	(17,103)	(542)
Preferred unit dividends	(13,938)	(15,579)	—	(10,444)	—	26,023	(13,938)

Net income (loss) attributable to common unit holders	$(14,480)	$(16,121)	$(542)	$(14,817)	$22,560	$8,920	$(14,480)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	34,601	$31,407	$—	$—	$66,008

Costs and expenses:
Cost of operations	—	—	9,487	16,823	—	—	26,310
Sales and marketing	—	—	2,450	1,838	—	—	4,288
General and administrative	—	—	3,840	4,624	4	—	8,468
Provision for uncollectible accounts	—	—	162	138	—	—	300
Depreciation and amortization	—	—	5,743	3,530	—	—	9,273

	—	—	21,682	26,953	4	—	48,639

Operating income	—	—	12,919	4,454	(4)	—	17,369

Other income (expense), net
Income from equity investment	1,795	3,614	17,719	—	—	(23,128)	—
Interest income	—	—	55	65	21,672	(21,672)	120
Interest expense	—	—	(27,079)	(8,467)	—	21,671	(13,875)

	1,795	3,614	(9,305)	(8,402)	21,672	(23,129)	(13,755)

Income (loss) before provision for income taxes	1,795	3,614	3,614	(3,948)	21,668	(23,129)	3,614

Provision (benefit) for income taxes	—	1,819	1,819	(1,538)	7,584	(7,865)	1,819

Net income (loss)	1,795	1,795	1,795	(2,410)	14,084	(15,264)	1,795

Preferred unit dividends	(7,056)	(7,058)	—	(5,222)	—	12,280	(7,056)

Net income (loss) attributable to common unit holders	$(5,261)	$(5,263)	$1,795	$(7,632)	$14,084	$(2,984)	$(5,261)

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(542)	$(542)	$(542)	$(4,373)	$22,560	$(17,103)	$(542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	18,820	6,909	—	—	25,729
Provision for uncollectible accounts	—	—	345	324	—	—	669
Deferred income tax benefit	—	—	(3,029)	3,824	—	—	795
Income from equity investment	542	182	(27,544)	—	—	26,820	—
Changes in current assets and liabilities:
Accounts receivable	—	—	(330)	(1,845)	4,881	(4,881)	(2,175)
Other current assets	—	—	451	(130)	—	—	321
Accounts payable	—	—	(4,419)	—	12,148	(4,452)	3,277
Other current liabilities	(4)	360	(549)	—	(1)	(362)	(556)

Net cash provided by (used in) operating activities	(4)	—	(16,797)	4,709	39,588	22	27,518

Cash flows from investing activities
Capital expenditures	—	—	(503)	(4,709)	—	—	(5,212)
Dividends received from equity investment	—	—	39,610	—	—	(39,610)	—

Net cash provided by (used in) investing activities	—	—	39,107	(4,709)	—	(39,610)	(5,212)

Cash flows from financing activities
Dividends paid	—	—	—	—	(39,610)	39,610	—
Principal payments on long-term debt	—	—	(52,275)	—	—	—	(52,275)
Issuance of common units	13	—	—	—	—	—	13
Repurchase of common units	(9)	—	—	—	—	—	(9)
Capital contribution	—	—	—	—	22	(22)	—

Net cash provided by (used in) financing activities	4	—	(52,275)	—	(39,588)	39,588	(52,271)

Net increase in cash	—	—	(29,965)	—	—	—	(29,965)
Cash at beginning of period	—	—	39,576	—	6	—	39,582

Cash at end of period	$—	$—	$9,611	$—	$6	$—	$9,617

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$6	$—	$39,582
Accounts receivable, net of allowances	—	—	28,808	25,811	—	(9)	54,610
Accounts receivable—affiliates	—	—	6,546	9,698	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	—	—	3,827

Total current assets	—	—	80,629	35,747	6	(16,253)	100,129

Property and equipment, net	—	—	16,762	16,591	—	—	33,353
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625			13,594
Trademark	—	—	24,700	27,000			51,700
Cutomer base, net	—	—	113,794	93,330			207,124
Notes receivable-affiliates	—	—	256,520	1,985	400,000	(658,505)	—
Investment in subsidiary	269,752	267,768	595,650	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$—	$—	$8,089
Accounts payable—affiliates	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	6,672
Accrued interest	—	—	27,956	—	—	(13,348)	14,608
Other accrued liabilities	—	—	11,692	—	1	—	11,693
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	52,736

Total current liabilities	—	—	107,145	—	2,897	(16,244)	93,798

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	240,257
Term Note B, net of discount-less current portion	—	—	211,607	—	—	—	211,607

Total long-term liabilities	9	—	862,005	259,347	—	(658,514)	462,847
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—			252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	400,025	(1,105,103)	—
Retained earnings	14,418	14,418	14,418	2,045	(2,916)	(27,965)	14,418
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	(9)

Total unitholders’ equity	269,743	267,768	267,768	200,525	397,109	(1,133,170)	269,743

Total liabilities and unitholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

CONSOLIDATING STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 14, 2002 TO JUNE 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	$107,498	$22,933	$—	$—	$130,431

Costs and expenses:
Cost of operations	—	—	46,697	12,472	—	—	59,169
Sales and marketing	—	—	8,140	1,082	—	—	9,222
General and administrative	—	—	14,981	1,227	16	—	16,224
Provision for uncollectible accounts	—	—	171	152	—	—	323
Depreciation and amortization	—	—	11,655	2,017	—	—	13,672

	—	—	81,644	16,950	16	—	98,610

Operating income	—	—	25,854	5,983	(16)	—	31,821

Other income (expense), net
Income from equity investment	5,575	9,176	21,425	—	—	(36,176)	—
Interest income	—	—	4,826	98	19,733	(24,106)	551
Interest expense	—	—	(42,924)	(4,373)	—	24,106	(23,191)
Other, net	—	—	(5)	—	—	—	(5)

	5,575	9,176	(16,678)	(4,275)	19,733	(36,176)	(22,645)

Income before provision for income taxes	5,575	9,176	9,176	1,708	19,717	(36,176)	9,176

Provision for income taxes	—	3,601	3,601	665	6,901	(11,167)	3,601

Net income	5,575	5,575	5,575	1,043	12,816	(25,009)	5,575

Preferred unit dividends	(9,605)	(13,831)	—	(2,565)	—	16,396	(9,605)

Net income (loss) attributable to common unit holders	$(4,030)	$(8,256)	$5,575	$(1,522)	$12,816	$(8,613)	$(4,030)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	$64,578	$22,933	$—	$—	$87,511

Costs and expenses:
Cost of operations	—	—	28,081	12,472	—	—	40,553
Sales and marketing	—	—	5,005	1,082	—	—	6,087
General and administrative	—	—	8,655	1,227	16	—	9,898
Provision for uncollectible accounts	—	—	171	152	—	—	323
Depreciation and amortization	—	—	7,148	2,017	—	—	9,165

	—	—	49,060	16,950	16	—	66,026

Operating income	—	—	15,518	5,983	(16)	—	21,485
Other income (expense), net:
Income from equity investment	4,021	6,623	17,825	—	—	(28,469)	—
Interest income	—	—	4,686	98	16,133	(20,506)	411
Interest expense	—	—	(31,397)	(4,373)	—	20,506	(15,264)
Other, net	—	—	(9)	—	—	—	(9)

	4,021	6,623	(8,895)	(4,275)	16,133	(28,469)	(14,862)

Income before provision for income taxes	4,021	6,623	6,623	1,708	16,117	(28,469)	6,623

Provision for income taxes	—	2,602	2,602	665	5,641	(8,908)	2,602

Net income	4,021	4,021	4,021	1,043	10,476	(19,561)	4,021

Preferred unit dividends	(6,450)	(13,831)	—	(2,565)	—	16,396	(6,450)

Net income (loss) attributable to common unit holders	$(2,429)	$(9,810)	$4,021	$(1,522)	$10,476	$(3,165)	$(2,429)

CONSOLIDATING STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 14, 2002 TO JUNE 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income	$5,575	$5,575	$5,575	$1,043	$12,816	$(25,009)	$5,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	15,610	1,826	—	—	17,436
Provision for uncollectible accounts	—	—	171	152	—	—	323
Deferred income tax benefit	—	—	1,190	1,110	—	—	2,300
Income from equity investment	(5,575)	(9,176)	(21,425)	—	—	36,176	—
Changes in current assets and liabilities:
Accounts receivable	—	—	2,878	(4,059)	(12,832)	12,832	(1,181)
Other current assets	—	—	824	—	—	—	824
Accounts payable	—	—	21,332	—	—	(19,733)	1,599
Other current liabilities	—	3,601	8,349	—	—	(4,266)	7,684

Net cash provided by (used in) operating activities	—	—	34,504	72	(16)	—	34,560

Cash flows from investing activities
Capital expenditures	—	—	(2,753)	(72)	—	—	(2,825)

Net cash used in investing activities	—	—	(2,753)	(72)	—	—	(2,825)

Cash flows from financing activities
Excess cash received at purchase date	—	—	1,859	—	25	—	1,884
Retirement of short-term debt	—	—	(30,430)	—	—	—	(30,430)

Net cash provided by (used in) financing activities	—	—	(28,571)	—	25	—	(28,546)

Net increase (decrease) in cash	—	—	3,180	—	9	—	3,189
Cash at beginning of period	—	—	25,000	—	—	—	25,000

Cash at end of period	$—	$—	$28,180	$—	$9	$—	$28,189

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

The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common shareholder’s/unitholders’ is reduced.

Introduction

We are a leading provider of mission-critical transaction processing services to wireless telecommunication carriers throughout the world. Our services are categorized into the following four groups:

•	Network Services—We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS.

•	Technology Interoperability Services—We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Management.

•	Call Processing Services—We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•	Other Outsourcing Services—We provide other value-added outsourcing services including a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities, a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are STREAMLINER, Fleet-On-Track and Prepaid Wireless.

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

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2003	Period from February 14 to June 30, 2002	Period from January 1 to February 13, 2002
	2003	2002
Revenues:
Off-Network Database Query Fees	$8,139	$19,181	$16,177	$28,812	$8,588
Other Network Services	25,966	27,670	52,107	41,615	14,103

Total Network Services	34,105	46,851	68,284	70,427	22,691

Technology Interoperability Services	17,073	22,176	31,617	31,999	8,464
Call Processing Services	11,147	13,159	21,325	20,041	6,429
Other Outsourcing Services	3,683	5,325	7,581	7,964	2,412

Total Revenues	$66,008	$87,511	$128,807	$130,431	$39,996

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care.

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

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002 and February 2003 restructurings.

Results of Operations

The following table shows information derived from our consolidated statements of income expressed as a percentage of revenues for the periods presented.

	Successor				Predecessor	Combined
	Three Months Ended June 30,		Six Months Ended June 30, 2003	Period from February 14 to June 30, 2002	Period from January 1 to February 13, 2002	Six Months Ended June 30, 2002
	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of operations	39.9	46.3	40.7	45.4	51.6	46.8
Sales and marketing	6.5	7.0	7.1	7.1	6.5	6.9
General and administrative	12.8	11.2	12.5	12.5	7.6	11.3
Provision for uncollectible accounts	0.5	0.4	0.5	0.2	3.3	1.0
Depreciation and amortization	14.0	10.5	14.1	10.5	3.7	8.9
Restructuring	—	—	1.4	—	—	—

	73.7	75.4	76.3	75.7	72.7	74.9

Operating income	26.3	24.6	23.7	24.3	27.3	25.1

Other income (expense), net:
Interest income	0.2	0.4	0.3	0.4	1.1	0.5
Interest expense	(21.0)	(17.4)	(24.1)	(17.8)	—	(13.6)
Other, net	—	—	—	—	(0.1)	—

	(20.8)	(17.0)	(23.8)	(17.4)	1.0	(13.1)

Income (loss) before provision for income taxes	5.5	7.6	(0.1)	6.9	28.3	12.0
Provision for income taxes	2.8	3.0	0.3	2.8	11.0	4.7

Net income (loss)	2.7%	4.6%	(0.4%)	4.1%	17.3%	7.3%

Comparison of three and six months ended June 30, 2003, the three months ended June 30, 2002, the period from February 14, 2002 to June 30, 2002 and the period from January 1, 2002 to February 13, 2002

As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the three months and six months ended June 30, 2003, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to June 30, 2002 and included explanations about the effects of purchase accounting. The full six months ended June 30, 2002 are referred to as “combined” herein.

Total revenues decreased $21.5 million, or 24.6%, to $66.0 million for the three months ended June 30, 2003 from $87.5 million for the same period in 2002. Total revenues decreased $41.6 million, or 24.4%, to $128.8 million for the six months ended June 30, 2003 from total combined revenues of $170.4 million for same period in 2002. Revenues decreased in each revenue category for the three and six months ended June 30, 2003 compared to the same period in 2002.

Network Services revenues decreased $12.7 million, or 27.2%, to $34.1 million for the three months ended June 30, 2003 from $46.9 million for the same period in 2002. Network Services revenues were $68.3 million (including $16.2 million of Off-Network Database Query Fees) for the six months ended June 30, 2003, a $24.8 million, or 26.7%, decrease over the combined revenues of $93.1 million (including $37.4 million of Off-Network Database Query Fees) for the same period in 2002. The decrease in revenues was primarily due to lower Off-Network Database Query Fees and reduced Visibility Services volumes primarily due to the consolidation of certain customers.

Technology Interoperability Services revenues decreased $5.1 million, or 23.0%, to $17.1 million for the three months ended June 30, 2003 from $22.2 million for the same period in 2002. Technology Interoperability Services revenues were $31.6 million for the six months ended June 30, 2003, an $8.8 million, or 21.9%, decrease over the combined revenues of $40.5 million for the same period in 2002. The revenue decline is primarily due to lower volumes from our Access Revenue Management product due to the termination of an agreement with Adelphia Business Systems and from lower intracompany ACCESS volumes from certain customers.

Call Processing Services revenues decreased $2.0 million, or 15.3%, to $11.1 million for the three months ended June 30, 2003 from $13.2 million for the same period in 2002. Call Processing Services revenues were $21.3 million for the six months ended June 30, 2003, a $5.1 million, or 19.4%, decrease over the combined revenues of $26.5 million for the same period in 2002. This expected decline is due to a lifecycle migration by carriers, who are moving off TSI’s call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks.

Other Outsourcing Services revenues decreased $1.6 million, or 30.8%, to $3.7 million for the three months ended June 30, 2003 from $5.3 million for the same period in 2002. Other Outsourcing Services revenues were $7.6 million for the six months ended June 30, 2003, a $2.8 million, or 26.9%, decrease over the combined revenues of $10.4 million for the same period in 2002. The revenue decline is primarily due to lower MOU’s for our prepaid wireless solution.

Cost of operations decreased $14.2 million, or 35.1%, to $26.3 million for the three months ended June 30, 2003 from $40.5 million for the same period in 2002. Cost of operations as a percentage of revenues was 39.9% for the three months ended June 30, 2003, down from 46.3% for the same period in 2002. Cost of operations was $52.4 million for the six months ended June 30, 2003. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $59.1 million in the period from February 14, 2002 to June 30, 2002. This represents a $27.4 million decrease, or 34.3%, over the combined cost of operations of $79.8 million for the six months ended June 30, 2002. This cost reduction is primarily due to lower Off-Network Database Query Fees, reduced pricing for data processing services and the workforce restructurings that occurred in April and August of 2002 and February 2003. Cost of operations as a percentage of revenues were 40.7% in the six months ended June 30, 2003, as compared to 51.6% in the period from January 1, 2002 to February 13, 2002, and 45.4% in the period from February 14, 2002 to June 30, 2002 for a combined total of 46.8% in the period from January 1, 2002 to June 30, 2002.

Sales and marketing expenses decreased $1.8 million, or 29.6%, to $4.3 million for the three months ended June 30, 2003 from $6.1 million for the same period in 2002. Sales and marketing expenses as a percentage of revenues were 6.5% for the three months ended June 30, 2003, down from 7.0% for the same period in 2002. Sales and marketing expenses were $9.2 million for the six months ended June 30, 2003. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $9.2 million in the period from February 14, 2002 to June 30, 2002. This represents a $2.6 million, or 22.6%, decrease over the combined sales and marketing expenses of $11.8 million for the six months ended June 30, 2002. This decrease is primarily due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in force. Sales and marketing expenses as a percentage of revenues were 7.1% in the six months ended June 30, 2003, as compared to 6.5% in the period from January 1, 2002 to February 13, 2002 and 7.1% in the period from February 14, 2002 to June 30, 2002 for a combined total of 6.9% in the period from January 1, 2002 to June 30, 2002.

General and administrative expenses decreased $1.4 million, or 14.4%, to $8.5 million for the three months ended June 30, 2003 from $9.9 million for the same period in 2002. General and administrative expenses as a percentage of revenues were 12.8% for the three months ended June 30, 2003, up from 11.2% for the same period in 2002. General and administrative expenses were $16.0 million in the six months ended June 30, 2003. General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $16.2 million in the period from February 14, 2002 to June 30, 2002. This represents a $3.2 million decrease, or 16.8%, over the combined general and administrative expenses of $19.2 million for the six months ended June 30, 2002. This decrease is primarily due to lower development expenses in addition to the reductions in workforce in April and August of 2002 and February 2003. General and administrative expenses as a percentage of revenue were 12.5% in the six months ended June 30, 2003, as compared to 7.6% in the period from January 1, 2002 to February 13, 2002 and 12.5% in the period from February 14, 2002 to June 30, 2002 for a combined total of 11.3% in the period from January 1, 2002 to June 30, 2002.

Provision for uncollectible accounts was $0.3 million for the three months ended June 30, 2003 and $0.3 million for the same period in 2002. Provision for uncollectible accounts as a percentage of revenues was 0.5% for the three months ended June 30, 2003, up from 0.4% for the same period in 2002. Provision for uncollectible accounts was $0.7 million in the six months ended June 30, 2003. Provision for uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and $0.3 million in the period from February 14, 2002 to June 30, 2002. This represents a $1.0 million decrease, or 59.8%, from the combined provision for uncollectible accounts of $1.6 million for the six months ended June 30, 2002. This decrease is primarily due to lowered risk with our CLEC customers. Provision for uncollectible accounts as a percentage of revenue were 0.5% in the six months ended June 30, 2003, as compared to 3.3% in the period from January 1, 2002 to February 13, 2002 and 0.2% in the period from February 14, 2002 to June 30, 2002 for a combined total of 1.0% in the period from January 1, 2002 to June 30, 2002.

Depreciation and amortization expense increased $0.1 million, or 1.2%, to $9.3 million for the three months ended June 30, 2003 from $9.2 million for the same period in 2002. Depreciation and amortization expense as a percentage of revenues was 14.0% for the three months ended June 30, 2003, up from 10.5% for the same period in 2002. Depreciation and amortization expenses were $18.2 million for the six months ended June 30, 2003. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $13.7 million in the period from February 14, 2002 to June 30, 2002. This represents a $3.1 million increase, or 20.4%, over the combined depreciation and amortization expense of $15.1 million for the six months ended June 30, 2002. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 14.1% in the six months ended June 30, 2003, as compared to 3.7% in the period from January 1, 2002 to February 13, 2002 and 10.5% in the period from February 14, 2002 to June 30, 2002 for a combined total of 8.9% in the period from January 1, 2002 to June 30, 2002.

On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. Restructuring expense as a percentage of revenue was 1.4% for the six months ended June 30, 2003.

Operating income decreased $4.1 million, or 19.2%, to $17.4 million for the three months ended June 30, 2003 from $21.5 million for the same period in 2002. Operating income as a percentage of revenues was 26.3% for the three months ended June 30, 2003, up from 24.6% for the same period in 2002. Operating income was $30.5 million for the six months ended June 30, 2003. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $31.8 million in the period from February 14, 2002 to June 30, 2002. This represents a $12.2 million decrease, or 28.6%, over the combined operating income of $42.7 million for the six months ended June 30, 2002. This decrease in operating income is primarily due to lower revenue and higher depreciation and amortization expenses offset partially by lower cost of operations, sales and marketing and general and administrative expenses. Operating income as a percentage of revenue was 23.7% in the six months ended June 30, 2003, as compared to 27.3% in the period from January 1, 2002 to February 13, 2002 and 24.3% in the period from February 14, 2002 to June 30, 2002 for a combined total of 25.1% in the period from January 1, 2002 to June 30, 2002.

Interest income decreased $0.3 million, or 70.8%, to $0.1 million for the three months ended June 30, 2003 from $0.4 million for the same period in 2002. Interest income as a percentage of revenues was 0.2% for the three months ended June 30, 2003, down from 0.4% for the same period in 2002. Interest income was $0.4 million for the six months ended June 30, 2003. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.6 million in the period from February 14, 2002 to June 30, 2002. This represents a $0.6 million decrease, or 61.1%, over the combined interest income of $1.0 million for the six months ended June 30, 2002. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 0.3% for the six months ended June 30, 2003, as compared to 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.4% in the period from February 14, 2002 to June 30, 2002, for a combined total interest income of 0.5% of revenue in the period from January 1, 2002 to June 30, 2002.

Interest expense decreased $1.4 million, or 9.1%, to $13.9 million for the three months ended June 30, 2003 from $15.3 million for the same period in 2002. Interest expense as a percentage of revenues was 21.0% for the three months ended June 30, 2003, up from 17.4% for the same period in 2002. Interest expense was $31.1 million for the six months ended June 30, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $23.2 million in the period from February 14, 2002 to June 30, 2002. This represents a $7.9 million increase, or 34.0%, over the combined interest expense of $23.2 million for the six months ended June 30, 2002. This increase is a result from the issuance of debt in connection with the acquisition of TSI on February 14, 2002 less principal payments since then. Interest expense as a percentage of revenue was 24.1% in the six months ended June 30, 2003, as compared to 17.8% in the period from February 14, 2002 to June 30, 2002 for a combined total interest expense of 13.6% of revenue in the period from January 1, 2002 to June 30, 2002.

Provision for income taxes decreased $0.8 million, or 30.1%, to $1.8 million for the three months ended June 30, 2003 from $2.6 million for the same period in 2002. Provision for income taxes as a percentage of revenues was 2.8% for the three months ended June 30, 2003, down from 3.0% for the same period in 2002. Provision for income taxes was $0.4 million for the six months ended June 30, 2003. Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $3.6 million in the period from February 14, 2002 to June 30, 2002. This represents a $7.7 million, or 95.5%, decrease over the combined provision for income taxes of $8.0 million for the six months ended June 30, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with our acquisition. Provision for income taxes as a percentage of revenue was 0.3% in the six months ended June 30, 2003, as compared to 11.0% in the period from January 1, 2002 to February 13, 2002 and 2.8% in the period from February 14, 2002 to June 30, 2002, for a combined total of 4.7% in the period from January 1, 2002 to June 30, 2002.

Net income (loss) decreased $2.2 million, or 55.4%, to $1.8 million for the three months ended June 30, 2003 from $4.0 million for the same period in 2002. Net income (loss) as a percentage of revenues was 2.7% for the three months ended June 30, 2003, down from 4.6% for the same period in 2002. Net income (loss) was ($0.5) million for the six months ended June 30, 2003. Net income (loss) was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $5.6 million in the period from February 14, 2002 to June 30, 2002. This represents a $13.0 million, or 104.3%, decrease from the combined net income (loss) of $12.5 million for the six months ended June 30, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income (loss) as a percentage of revenue was (0.4%) for the six months ended June 30, 2003, as compared to 17.3% in the period from January 1, 2002 to February 13, 2002 and 4.1% in the period from February 14, 2002 to June 30, 2002, for a combined total of 7.3% in the period from January 1, 2002 to June 30, 2002.

Undeclared and unpaid preferred unit dividends were $6.5 million for the three months ended June 30, 2002 and $7.1 million for the three months ended June 30, 2003. Undeclared and unpaid preferred unit dividends were $9.6 million in the period from February 14, 2002 to June 30, 2002.

Undeclared and unpaid preferred unit dividends were $13.9 million in the six months ended June 30, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Restructurings

As part of our acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6%, of our workforce and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the third quarter of 2003. We expect this plan to result in reduced annual expenses of approximately $10.3 million.

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2.8 million in severance related costs in August 2002. The payments related to this restructuring were completed in May 2003. We expect this reorganization to result in reduced annual expenses of approximately $9.5 million.

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

As of June 30, 2003, $7.0 million of these three restructuring plans’ costs had been paid with an accrual remaining of $0.3 million.

Liquidity and Capital Resources

During the six months ended June 30, 2003, our operations generated $27.5 million of cash compared to $35.7 million for the comparable period in 2002. The decrease is primarily attributable to interest payments made in the six months ended June 30, 2003. Cash and cash equivalents were $9.6 million at June 30, 2003 as compared to $39.6 million at December 31, 2002. Our working capital decreased $5.1 million, from $6.3 million at December 31, 2002 to $1.2 million at June 30, 2003. Capital expenditures for property and equipment, including capitalized software costs, increased from $3.4 million for the six months ended June 30, 2002 to $5.2 million. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2003 total approximately $2.1 million, based on leases in effect at June 30, 2003.

For fiscal 2003, we expect to spend approximately $18.0 million for capital expenditures, primarily for SS7 network expansion and investment in Wireless Local Number Portability (WLNP). As of June 30, 2003, $5.2 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2003.

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

In May of 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments are made against the revolving credit facility as needed. As of June 30, 2003 there was $35.0 million available under the revolving credit facility.

We have significant debt service payments including interest in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes were $30.2 million in 2002 and $23.8 million in the six months ending June 30, 2003. During 2002, we made $15.0 million in scheduled principal payments on term loan B. In the six months ended June 30, 2003, we made a $37.3 million excess cash flow payment, $10.0 million in scheduled principal payments and a $5.0 million prepayment on the term loan B. Our outstanding debt has principal payment schedules requiring payments over a five- and seven-year period for the term loan B and the senior notes, respectively, totaling to the following combined principal payments: $10.0 million in the remainder of 2003, $35.0 million in 2004, $45.0 million in 2005 and $136.1 million in 2006. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to 100% of the excess cash flow, as defined in the senior credit facility, for each fiscal year.

The senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. We are in compliance with all covenants as of June 30, 2003.

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

As a result of the Wireless Local Number Portability mandate and our success in obtaining contracts with many of the major wireless carriers to provide this service, we will incur additional costs to develop the WLNP software, start-up this new service and implement the services for these wireless carriers over the next two quarters. In addition, we expect to incur additional costs to expand our European operations. These matters may require us to seek revisions or waivers to our senior credit facility covenants before the end of 2003. These investments are expected to drive significant growth in our revenues and gross margin.

Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $35.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months assuming any necessary debt covenant revisions or waivers.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future, and to obtain any necessary debt covenant revisions or waivers. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our new senior credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the six months ended June 30, 2002 and 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with us might be required.

In April 2003, the FASB issued Statement No. 149, Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or FAS 149. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or FAS 150. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2003, we had variable rate debt of approximately $226.1 million ($216.1 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.3 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 75% of funded debt now bears interest that is effectively fixed.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

(d)	None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.39†	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Eugene Bergen Henegouwen.

* 10.40†	Amendment Senior Management Agreement, dated April 1, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and G. Edward Evans.

* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.
*	File herewith.

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the second quarter of 2003:

*	The registrant filed a Current Report on Form 8-K on April 4, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the amended second quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	The registrant filed a Current Report on Form 8-K on April 4, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the amended third quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	The registrant filed a Current Report on Form 8-K on May 7, 2003, under “Item 5. Other Events” reporting on TSI Telecommunication Holdings, LLC’s results for the first quarter of 2003.

*	The registrant filed a Current Report on Form 8-K on May 14, 2003, under “Item 9. Regulation FD Disclosure” filing certifications of the first quarter 2003 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSI TELECOMMUNICATION HOLDINGS, LLC
(Registrant)

Date: August 14, 2003	/s/ Raymond L. Lawless

Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

TSI TELECOMMUNICATION SERVICES INC.
(Registrant)

/s/ Raymond L. Lawless

Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.39†	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Eugene Bergen Henegouwen.

* 10.40†	Amendment Senior Management Agreement, dated April 1, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and G. Edward Evans.

* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.
*	File herewith.

E-1