Form 10-Q
period 2003-09-30
TSI TELECOMMUNICATION SERVICES INC; TSI TELECOMMUNICATION HOLDINGS LLC
filed 2003-11-14
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 14, 2003, there were 2,000 shares of TSI Telecommunication Services Inc.’s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., a company which is owned by TSI Telecommunication Holdings, LLC.

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1:	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 (unaudited), the three months ended September 30, 2002 (unaudited), the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to September 30, 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited), the period from February 14, 2002 to September 30, 2002 (unaudited), and the period from January 1, 2002 to February 13, 2002	5

	Notes to Condensed Consolidated Financial Statements—September 30, 2003 (unaudited)	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results Operations	21

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4:	Controls and Procedures	32

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	33

ITEM 2:	Changes in Securities and Use of Proceeds	33

ITEM 3:	Defaults Upon Senior Securities	33

ITEM 4:	Submission of Matters to a Vote of Security Holders	33

ITEM 5:	Other Information	33

ITEM 6:	Exhibits and Reports on Form 8-K	33

SIGNATURES		35

EXHIBIT INDEX		E-1

PART 1

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TSI TELECOMMUNICATION HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash	$6,306	$42,190
Accounts receivable, net of allowances of $3,174 and $2,424, respectively	55,991	55,193
Deferred tax assets	1,469	2,110
Prepaid and other current assets	3,760	5,811

Total current assets	67,526	105,304

Property and equipment, net	32,764	33,728
Capitalized software, net	70,549	73,914
Deferred costs, net	14,988	16,015
Goodwill	330,559	330,559
Identifiable intangibles:
Customer contract, net	10,287	13,594
Trademark	51,700	51,700
Customer base, net	198,984	207,124
Other assets	—	1,130

Total assets	$777,357	$833,068

LIABILITIES AND UNITHOLDERS’/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,816	$8,204
Accrued payroll and related benefits	4,591	6,672
Accrued interest	6,310	14,608
Other accrued liabilities	17,296	15,841
Current portion of Term Note B, net of discount	26,817	52,736

Total current liabilities	64,830	98,061

Long-term liabilities:
Deferred taxes	13,300	10,983
Subordinated Notes, net of discount	240,842	240,257
Term Note B, net of discount	185,429	211,607
Other liabilities	—	1,250

Total long-term liabilities	439,571	464,097

Redeemable preferred stock of Brience	—	119

Commitments and contingencies

Unitholders’/shareholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 89,604,505 and 88,828,859 outstanding at September 30, 2003 and December 31, 2002, respectively	120,321	2,967
Common stock of Brience-$.01 par value, 30,000,000 shares authorized and 72,266 issued and outstanding at December 31, 2002	—	1
Additional paid-in capital of Brience	—	117,219
Notes receivable from stockholders of Brience	—	(312)
Accumulated deficit	(100,220)	(101,442)
Accumulated other comprehensive income-unrealized gains on investments	488	—
Less cost of treasury units (0 and 270,270 common units at September 30, 2003 and December 31, 2002, respectively)	—	(9)

Total unitholders’/shareholders’ equity	272,956	270,791

Total liabilities and unitholders’/shareholders’ equity	$777,357	$833,068

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Successor (unaudited)				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2003	Period from February 14 to September 30, 2002	Period from January 1 to February 13, 2002
	2003	2002
Revenues (including $0, $0, $0, $0 and $15,838 from affiliates, respectively)	$69,448	$87,060	$201,236	$219,732	$39,996

Costs and expenses:
Cost of operations (including $0, $0, $0, $0 and $4,419 from affiliates, respectively)	27,108	38,093	80,388	98,808	20,655
Sales and marketing	4,007	5,583	13,659	17,089	2,614
General and administrative (including $0, $0, $0, $0 and $443 from affiliates, respectively)	9,418	10,040	28,237	30,833	3,001
Provision for (recovery of) uncollectible accounts	245	(420)	1,001	(97)	1,340
Depreciation and amortization	9,298	9,509	27,567	23,846	1,464
Restructuring	607	2,845	2,448	2,845	—

	50,683	65,650	153,300	173,324	29,074

Operating income	18,765	21,410	47,936	46,408	10,922
Other income (expense), net:
Interest income (including $0, $0, $0, $0 and $221 from affiliates, respectively)	157	230	546	841	432
Interest expense	(13,433)	(15,954)	(44,525)	(39,238)	—
Other, net	(1)	(32)	(1)	(271)	(19)

	(13,277)	(15,756)	(43,980)	(38,668)	413

Income from continuing operations before provision for income taxes	5,488	5,654	3,956	7,740	11,335
Provision for income taxes	2,374	3,264	2,734	6,865	4,418

Income from continuing operations	3,114	2,390	1,222	875	6,917

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $251 and $251, respectively, net of income taxes of $0)	—	(744)	—	(2,188)	—

Net income (loss)	3,114	1,646	1,222	(1,313)	6,917
Preferred unit dividends	(7,230)	(6,633)	(21,168)	(16,238)	—

Net income (loss) attributable to common unitholders/shareholders	$(4,116)	$(4,987)	$(19,946)	$(17,551)	$6,917

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Successsor (unaudited)		Predecessor
	Nine Months Ended September 30, 2003	Period from February 14 to September 30, 2002	Period from January 1 to February 13, 2002
Cash flows from operating activities
Net income (loss)	$1,222	$(1,313)	$6,917
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,213	30,113	1,464
Provision for (recovery of) uncollectible accounts	1,001	(97)	1,340
Deferred income tax benefit (expense)	2,958	5,119	(586)
Pension and other employee retirement benefits	—	—	546
Deferred charges	(1,284)	—	—
Gain on forgiveness of debt	(1,250)	—	—
Loss on disposition of property	—	1,440	—
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	741	14,682
Other current assets	2,541	1,546	(1,641)
Accounts payable	324	(453)	2,732
Other current liabilities	(7,636)	2,205	(24,269)
Other assets	1,459	(605)	—

Net cash provided by operating activities	35,061	38,696	1,185

Cash flows from investing activities
Capital expenditures	(12,121)	(8,748)	(606)
Decrease in note receivable-affiliate	—	—	35,387

Net cash provided by (used in) investing activities	(12,121)	(8,748)	34,781

Cash flows from financing activities
Dividends paid	—	—	(11,250)
Excess cash received at purchase date	—	1,884	—
Debt issue fees paid	(1,683)	—	—
Principal payments on long-term debt	(57,167)	(8,476)	—
Retirement of short-term debt	—	(30,430)
Issuance of common units	35	—	—
Repurchase of common units	(9)	(9)	—

Net cash used in financing activities	(58,824)	(37,031)	(11,250)

Net increase (decrease) in cash	(35,884)	(7,083)	24,716
Cash at beginning of period	42,190	38,899	284

Cash at end of period	$6,306	$31,816	$25,000

Supplemental cash flow information
Interest paid	$42,919	$26,089	$—
Income taxes paid	—	1,605	22,554

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	—	—	15,264
Acquisition of Brience with 100,000 common units of TSI LLC	3	—	—

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of TSI Telecommunication Holdings, LLC (the Ultimate Parent or TSI LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The financial statements include the accounts of TSI LLC, TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc. (TSI), TSI Finance Company (TSI Finance), TSI Telecommunication Network Services Inc. (TSI Networks), TSI Brience LLC, (TSI Brience) and TSI Telecommunication Services BV (TSI BV). All significant intercompany balances and transactions have been eliminated.

On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at September 30, 2003 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund.

As described more fully in Note 3, TSI acquired Brience, Inc. (Brience) in July 2003. Due to common control of both TSI and Brience since February 14, 2002 by funds associated with GTCR, the acquisition was accounted for in a manner similar to a pooling of interests. Therefore, all historical financial statements of TSI since that date have been restated herein to include Brience’s historical financial results.

The term “successor” refers to TSI Telecommunication Holdings, LLC and all of its subsidiaries, including TSI, following the acquisition of TSI on February 14, 2002. The term “predecessor” refers to TSI prior to being acquired by TSI Inc. on February 14, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in TSI LLC’s Annual Report on Form 10-K for the year ended December 31, 2002 and a Form 8-K which we expect to file in November 2003 to restate our 2002 financial statements and footnotes for the Brience acquisition.

2. Summary of Significant Accounting Policies

Revenue Recognition

We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Generally, these policies have resulted in our recognition of revenue from the software license fee on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and short message service (SMS) clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. We provide turn-key software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

Stock-Based Compensation

We account for our stock options and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), is provided in our annual financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123, as amended by SFAS 148.

Outstanding options as of September 30, 2003 had a weighted average remaining contractual life of 8.9 years.

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

September 30, 2003
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

Accounting for Costs Associated with Exit or Disposal Activities

We adopted Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003 and applied this guidance in recording the accrual for costs incurred in connection with the February 2003 restructuring described in Note 5. All costs incurred related to severance of employees who are no longer rendering services. Therefore, there was no difference in the accounting impact under this guidance as compared to prior applicable accounting guidance.

Earnings Per Share

We do not present earnings per share since TSI LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

Investments and Comprehensive Income

We classify our investments in equity securities as available-for-sale, and recognize changes in the fair value (unrealized appreciation or depreciation) as a component of comprehensive income.

Comprehensive income (loss) for the three and nine months ended September 30, 2003, the three months ended September 30, 2002, the period from February 14, 2002 to September 30, 2002 and the period from January 1, 2002 to February 13, 2002 is as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2003	Period from February 14 to September 30, 2002	Period from January 1 to February 13, 2002
	2003	2002
Net income (loss)	$3,114	$1,646	$1,222	$(1,313)	$6,917
Net unrealized gains on investments	488	—	488	—	—

Comprehensive income (loss)	$3,602	$1,646	$1,710	$(1,313)	$6,917

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created prior to February 1, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with us might be required.

In April 2003, the FASB issued Statement No. 149, Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or FAS 149. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or FAS 150. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement has not had a material impact on our financial statements.

3. Acquisition of Brience, Inc.

On July 23, 2003, we acquired Brience by merging Brience with and into TSI Brience, a newly formed wholly owned subsidiary of TSI Networks with TSI Brience continuing as the surviving entity and a wholly owned subsidiary of TSI Networks. Historically, Brience developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience’s business was limited to selling and servicing its Mobile Processing Server product.

As a result of the merger, each share of Series C Preferred Stock of Brience outstanding as of the effective time of the merger was converted into a right to receive a pro rata share of 1.67 shares of Class B Common Stock, par value $.01 per share (the “merger consideration”), of TSI Networks, under the terms and subject to the conditions set forth in the merger agreement.

All other outstanding classes of stock of Brience were canceled and retired with no right to payment under the terms of the merger agreement. Concurrent with the merger, the holders of Series C Preferred Stock other than GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. entered into an exchange agreement with TSI LLC pursuant to which such parties (the “exchanging parties”) exchanged all of the merger consideration received by the exchanging parties in the merger in exchange for a pro rata portion of 19,775.01 Common Units of TSI LLC. Also concurrent with the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. (the “investors”) entered into a contribution agreement pursuant to which the investors agreed to contribute to TSI LLC all of the merger consideration received by the investors in the merger in exchange for a pro rata portion of 80,224.99 Common Units of TSI LLC.

At the time of the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively were majority owners of Brience and owned approximately 64% of the outstanding common stock of Brience on a fully diluted basis. GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively own approximately 52% of the outstanding common units of TSI LLC and their affiliate, GTCR Fund VII/A, L.P., owns approximately 26% of the common units of TSI LLC. Since funds associated with GTCR had a controlling interest in both Brience and TSI LLC at the time of the merger, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that GTCR had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience have only been combined for the periods during which TSI LLC and Brience were under common control by funds associated with GTCR. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on the date when funds associated with GTCR had common control of both entities (February 14, 2002). For the minority interest of Brience not owned by GTCR affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of these financial statements.

The accompanying financial statements for the period beginning February 14, 2002 have been restated to give effect to the combination, accounted for similar to a pooling of interests. The following is a reconciliation of certain amounts in the balance sheet and statement of operations, with restated amounts:

	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 14 to September 30,
	2003	2002	2003	2002
Revenues:
As previously reported by TSI LLC	$69,296	$85,797	$198,103	$216,228
Brience	152	1,263	3,133	3,504

As restated	$69,448	$87,060	$201,236	$219,732

Net income (loss):
As previously reported by TSI LLC	$3,642	$5,064	$3,100	$10,639
Brience	(528)	(3,418)	(1,878)	(11,952)

As restated	$3,114	$1,646	$1,222	$(1,313)

Net income (loss) attributable to common unitholders/shareholders:
As previously reported by TSI LLC	$(3,588)	$(1,569)	$(18,068)	$(5,599)
Brience	(528)	(3,418)	(1,878)	(11,952)

As restated	$(4,116)	$(4,987)	$(19,946)	$(17,551)

	December 31, 2002
Accumulated deficit:
As previously reported by TSI LLC	$14,418
Brience	(115,860)

As restated	$(101,442)

Total Equity:
As previously reported by TSI LLC	$269,743
Brience	1,048

As restated	$270,791

4. Unitholders’ Interests

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At September 30, 2003, there were 252,367.50 of Class B Preferred Units outstanding. As of September 30, 2003, undeclared and unpaid preferred unit dividends totaled $44,122. These amounts are not recorded as liabilities until declared.

In the nine months ended September 30, 2003, 1,045,946 common units were issued for $35 and 270,270 common units were repurchased for $9 from certain executives. The repurchased units were reissued as a part of the acquisition of Brience.

5. Restructurings

As a part of the TSI acquisition in February 2002, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of our workforce and the closure of the Dallas office. As a result, we accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in the purchase accounting.

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

On July 23, 2003, we completed a restructuring plan related to our acquisition of Brience resulting in the termination of 5 employees. As a result, we incurred $607 in severance related costs in July 2003. The payments related to this restructuring were incurred through September 2003. We expect this reorganization to result in reduced annual expenses of approximately $800. Further restructuring may be necessary in light of current economic conditions.

In the nine months ended September 30, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	Reductions	September 30, 2003 Balance
February 2002 Restructuring Termination costs	$467	$—	$(373)	$(94)	$—
August 2002 Restructuring Termination costs	1,144	—	(1,011)	(133)	—
February 2003 Restructuring Termination costs	—	1,841	(1,771)	—	70
July 2003 Brience Restructuring Termination costs	—	607	—	(607)	—

Total	$1,611	$2,448	$(3,155)	$(834)	$70

6. Discontinued Operations of Brience, Inc.

On July 31, 2001, Brience determined that it would divest itself of its subsidiary Hello Asia, Inc. which operated in several Asian countries. Hello Asia, Inc. conducted an e-marketing customer rewards program. The operations of Hello Asia, Inc. were sold or liquidated following this date and were concluded by December 31, 2002. There were no Hello Asia assets or liabilities at September 30, 2003.

Results of operations for the three months ended September 2002, and for the period from February 14, 2002 to September 30, 2002 are as follows:

	Three Months Ended September 30, 2002	Period from February 14, 2002 to September 30, 2002
Revenues	$265	$706

Costs and expenses:
Cost of operations	111	460
Sales and marketing	255	863
General and administrative	599	1,397

	965	2,720

Operating loss	(700)	(2,014)

Other income (expense), net:	(44)	(174)

	(44)	(174)

Loss before provision for income taxes	(744)	(2,188)
Provision for income taxes	—	—

Net loss	$(744)	$(2,188)

7. Redeemable Preferred Stock of Brience, Inc.

The following is a summary of Brience’s series of redeemable preferred stock and the amounts authorized and outstanding as of December 31, 2002. All series were canceled as part of TSI’s acquisition of Brience, described in Note 3.

December 31, 2002
Description
Series A redeemable preferred stock-$.01 par value, 8,663,355 shares authorized and 7,463,355 issued and outstanding; liquidation preference of $50,000	$75
Series A-1 redeemable preferred stock-$.01 par value, 676,791 shares authorized and 676,791 issued and outstanding; liquidation preference of $4,029	7
Series B redeemable preferred stock-$.01 par value, 1,545,414 shares authorized and 1,545,413 issued and outstanding; liquidation preference of $9,200	15
Series B-1 redeemable preferred stock-$.01 par value, 870,969 shares authorized and 840,192 issued and outstanding; liquidation preference of $5,629	8
Series C redeemable preferred stock-$.01 par value, 2,700,000 shares authorized and 1,447,205 issued and outstanding; liquidation preference of $9,695	14

Total	$119

Each holder of outstanding preferred stock was entitled to receive each fiscal year, when, as and if declared by the Board of Directors, out of any assets at the time legally available therefor, a dividend at the rate of 6% per annum on the aggregate liquidation value thereof. Such dividends were payable only when, as and if declared by the Board of Directors and were noncumulative. No dividends were ever declared by the Brience Board of Directors.

In the event that that Brience declared or paid any dividends upon the common stock (whether payable in cash, securities or other property) other than dividends payable solely in shares of common stock, Brience was required to also declare and pay to the holders of the preferred stock at the same time that it declared and paid such dividends to the holders of the common stock, the dividends which would have been declared and paid with respect to its common stock issuable upon conversion of the preferred stock had all of the outstanding preferred stock been converted immediately prior to the record date for such dividend, or if no record date was fixed, the date as of which the record holders of common stock entitled to such dividends were to be determined.

Upon any liquidation, dissolution or winding up of Brience (whether voluntary or involuntary), each holder of preferred stock was to be paid in the following order:

•	First, holders of Series C Preferred Stock were to receive an amount in cash equal to the aggregate liquidation value of all shares of Series C Preferred Stock held by such holders, plus all declared and unpaid dividends thereon;

•	Second, holders of Series B Preferred Stock and Series B-1 Preferred Stock were to receive an amount in cash equal to the aggregate liquidation value of all shares of Series B Preferred Stock and Series B-1 Preferred Stock held by such holders, plus all declared and unpaid dividends thereon;

•	Third, holders of Series A Preferred Stock and Series A-1 Preferred Stock were to receive an amount in cash equal to the aggregate liquidation value of all shares of Series A Preferred Stock and Series A-1 Preferred Stock held by such holders, plus all declared and unpaid dividends thereon; and

•	Thereafter, all of the remaining assets of Brience available for distribution to stockholders were to be distributed among the holders of preferred stock and common stock pro rata based on the number of shares of common stock held by each (assuming full conversion of all such shares of preferred stock).

The holders of preferred stock were entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the common stock voting together as a single class with each share of common stock entitled to one vote per share and each share of preferred stock entitled to one vote for each share of common stock issuable upon conversion of such share of preferred stock at the time the vote was taken.

At any time after January 1, 2007, the holders of a majority of the outstanding preferred stock (voting together as a single class) could have requested redemption of all of the outstanding shares of preferred stock by delivering written notice of such request to Brience. For each share of preferred stock which was to be redeemed, Brience would have been obligated on each redemption date to pay to the holder an amount in immediately available funds equal to the liquidation value of such share (plus all declared and unpaid dividends).

At any time, holders of preferred stock could have converted all or any portion of their preferred stock into a number of shares of Brience common stock computed by multiplying the number of shares to be converted by $6.6994 for Series A, B-1 and C Preferred Stock, and $5.9531 for Series A-1, and B Preferred Stock, and dividing the result by the conversion price then in effect.

8. First Amendment to Credit Agreement

On September 25, 2003, we entered into a First Amendment to Credit Agreement (the “First Amendment”) with our Term Note B and revolving credit lenders signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The First Amendment amends our senior credit facility financial covenants by (i) increasing the maximum consolidated leverage and consolidated senior debt ratios, (ii) reducing the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reducing the minimum consolidated fixed charge coverage ratio. In addition, the First Amendment increases the permitted level of capital expenditures for fiscal years 2004 and 2005. The First Amendment also evidences the agreement of the lenders that, notwithstanding any contrary accounting treatment under GAAP necessitated by the acquisition of Brience on July 23, 2003, the consolidated net income and consolidated EBITDA of Brience prior to July 23, 2003 will be excluded from any determination of consolidated net income or consolidated EBITDA of TSI LLC and its subsidiaries for purposes of the covenants in our senior credit facility.

9. Supplemental Consolidating Financial Information

TSI’s payment obligations under the senior notes are guaranteed by TSI LLC, TSI Inc., and all domestic subsidiaries of TSI including TSI Finance, TSI Networks and TSI Brience (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for TSI LLC (parent only), TSI Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of TSI LLC and TSI, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

	TSI LLC	TSI Inc.	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$6,246	$—	$56	$4	$—	$6,306
Accounts receivable, net of allowances	—	—	30,388	24,660	943	—	—	55,991
Accounts receivable—affiliates	13	—	964	15,254	—	60,246	(76,477)	—
Deferred tax assets	—	—	1,310	159	—	—	—	1,469
Prepaid and other current assets	—	—	3,209	—	551	—	—	3,760

Total current assets	13	—	42,117	40,073	1,550	60,250	(76,477)	67,526

Property and equipment, net	—	—	14,321	18,443	—	—	—	32,764
Capitalized software, net of accumulated amortization	—	—	60,478	10,071	—	—	—	70,549
Deferred finance costs	—	—	14,988	—	—	—	—	14,988
Goodwill	—	—	59,157	271,402	—	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	6,012	4,275	—	—	—	10,287
Trademark	—	—	24,700	27,000	—	—	—	51,700
Customer base, net	—	—	109,314	89,670	—	—	—	198,984
Notes receivable-affiliates	—	—	—	1,985	—	656,520	(658,505)	—
Investment in subsidiary	272,943	270,958	874,963	(54)	—	—	(1,418,810)	—

Total assets	$272,956	$270,958	$1,206,050	$462,865	$1,550	$716,770	$(2,153,792)	$777,357

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$9,765	$—	$51	$—	$—	$9,816
Accounts payable—affiliates	—	—	39,972	—	447	36,059	(76,478)	—
Accrued payroll and related benefits	—	—	4,581	—	10	—	—	4,591
Accrued interest	—	—	6,310	—	—	—	—	6,310
Other accrued liabilities	—	—	16,200	—	1,096	—	—	17,296
Current portion of Term Note B, net of discount	—	—	26,817	—	—	—	—	26,817

Total current liabilities	—	—	103,645	—	1,604	36,059	(76,478)	64,830

Long-term liabilities:
Deferred taxes	—	—	3,192	10,108	—	—	—	13,300
Payable to affiliate	—	—	401,984	256,520	—	—	(658,504)	—
Subordinated Notes, net of discount	—	—	240,842	—	—	—	—	240,842
Term Note B, net of discount-less current portion	—	—	185,429	—	—	—	—	185,429

Total long-term liabilities	—	—	831,447	266,628	—	—	(658,504)	439,571
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	120,321	—	—	—	117,340	—	(117,340)	120,321
Common Stock	—	99	—	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	315,820	—	686,436	(1,743,534)	—
Retained earnings (accumulated deficit)	(100,220)	(100,220)	(100,220)	(120,071)	(117,882)	(5,725)	444,118	(100,220)
Accumulated other comprehensive income	488	488	488	488	488	—	(1,952)	488

Total unitholders’ equity	272,956	270,958	270,958	196,237	(54)	680,711	(1,418,810)	272,956

Total liabilities and unitholders’ equity	$272,956	$270,958	$1,206,050	$462,865	$1,550	$716,770	$(2,153,792)	$777,357

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	$102,853	$94,762	$3,621	$—	$—	$201,236

Costs and expenses:
Cost of operations	—	—	30,346	48,977	1,065	—	—	80,388
Sales and marketing	—	—	7,817	5,346	496	—	—	13,659
General and administrative	—	—	14,255	10,122	3,835	25	—	28,237
Provision for uncollectible accounts	—	—	545	369	87	—	—	1,001
Depreciation and amortization	—	—	16,893	10,626	48	—	—	27,567
Restructuring	—	—	1,298	1,051	99	—	—	2,448

	—	—	71,154	76,491	5,630	25	—	153,300

Operating income	—	—	31,699	18,271	(2,009)	(25)	—	47,936

Other income (expense), net
Income from equity investment	1,222	3,956	47,657	—	—	—	(52,835)	—
Interest income	—	—	8,715	197	8	56,640	(65,014)	546
Interest expense	—	—	(84,113)	(25,403)	(23)	—	65,014	(44,525)
Other, net	—	—	(2)	—	1	—	—	(1)

	1,222	3,956	(27,743)	(25,206)	(14)	56,640	(52,835)	(43,980)

Income (loss) from continuing operations before provision for income taxes	1,222	3,956	3,956	(6,935)	(2,023)	56,615	(52,835)	3,956
Provision (benefit) for income taxes	—	2,734	2,734	(2,701)	—	19,815	(19,848)	2,734

Net income (loss)	1,222	1,222	1,222	(4,234)	(2,023)	36,800	(32,987)	1,222
Preferred unit dividends	(21,168)	(22,814)	—	(15,666)	—	—	38,480	(21,168)

Net income (loss) attributable to common unitholders	$(19,946)	$(21,592)	$1,222	$(19,900)	$(2,023)	$36,800	$5,493	$(19,946)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	$36,369	$32,439	$640	$—	$—	$69,448

Costs and expenses:
Cost of operations	—	—	10,193	16,717	198	—	—	27,108
Sales and marketing	—	—	3,049	949	9	—	—	4,007
General and administrative	—	—	6,232	2,177	1,008	1	—	9,418
Provision for uncollectible accounts	—	—	200	45	—	—	—	245
Depreciation and amortization	—	—	5,581	3,717	—	—	—	9,298
Restructuring	—	—	395	113	99	—	—	607

	—	—	25,650	23,718	1,314	1	—	50,683

Operating income	—	—	10,719	8,721	(674)	(1)	—	18,765
Other income (expense), net
Income from equity investment	3,114	5,488	21,460	—	—	—	(30,062)	—
Interest income	—	—	90	66	1	21,909	(21,909)	157
Interest expense	—	—	(26,780)	(8,561)	—	—	21,908	(13,433)
Other, net	—	—	(1)	—	—	—	—	(1)

	3,114	5,488	(5,231)	(8,495)	1	21,909	(30,063)	(13,277)

Income (loss) from continuing operations before provision for income taxes	3,114	5,488	5,488	226	(673)	21,908	(30,063)	5,488
Provision (benefit) for income taxes	—	2,374	2,374	88	—	7,668	(10,130)	2,374

Net income (loss)	3,114	3,114	3,114	138	(673)	14,240	(19,933)	3,114
Preferred unit dividends	(7,230)	(7,235)	—	(5,222)	—	—	12,457	(7,230)

Net income (loss) attributable to common unitholders	$(4,116)	$(4,121)	$3,114	$(5,084)	$(673)	$14,240	$(7,476)	$(4,116)

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

	TSI LLC	TSI Inc.	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,222	$1,222	$1,222	$(4,234)	$(2,023)	$36,800	$(32,987)	$1,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	26,539	10,626	48	—	—	37,213
Provision for uncollectible accounts	—	—	545	369	87	—	—	1,001
Deferred income tax benefit	—	—	(4,402)	7,360	—	—	—	2,958
Income from equity investment	(1,222)	(3,956)	(47,657)	—	—	—	52,835	—
Deferred charges	—	—	(1,284)	—	—	—	—	(1,284)
Gain on forgiveness of debt	—	—	—	—	(1,250)	—	—	(1,250)
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,365	(4,717)	(135)	(17,028)	17,028	(1,487)
Other current assets	—	—	620	—	1,921	—	—	2,541
Accounts payable	—	—	14,259	—	383	19,815	(34,133)	324
Other current liabilities	(26)	2,734	(4,580)	—	(3,042)	(1)	(2,721)	(7,636)
Other assets			—	—	1,459	—	—	1,459

Net cash provided by (used in) operating activities	(26)	—	(11,373)	9,404	(2,552)	39,586	22	35,061

Cash flows from investing activities
Capital expenditures	—	—	(2,717)	(9,404)	—	—	—	(12,121)
Dividends received from equity investment	—	—	39,610	—	—	—	(39,610)	—

Net cash provided by (used in) investing activities	—	—	36,893	(9,404)	—	—	(39,610)	(12,121)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(39,610)	39,610	—
Debt issue fees paid	—	—	(1,683)	—	—	—	—	(1,683)
Principal payments on long-term debt	—	—	(57,167)	—	—	—	—	(57,167)
Issuance of common units	35	—	—	—	—	—	—	35
Repurchase of common units	(9)	—	—	—	—	—	—	(9)
Capital contribution	—	—	—	—	—	22	(22)	—

Net cash provided by (used in) financing activities	26	—	(58,850)	—	—	(39,588)	39,588	(58,824)

Net increase in cash	—	—	(33,330)	—	(2,552)	(2)	—	(35,884)
Cash at beginning of period	—	—	39,576	—	2,608	6	—	42,190

Cash at end of period	$—	$—	$6,246	$—	$56	$4	$—	$6,306

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	TSI LLC	TSI Inc.	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$2,608	$6	$—	$42,190
Accounts receivable, net of allowances	—	—	28,808	25,811	583	—	(9)	55,193
Accounts receivable—affiliates	—	—	6,546	9,698	—	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	1,984	—	—	5,811

Total current assets	—	—	80,629	35,747	5,175	6	(16,253)	105,304

Property and equipment, net	—	—	16,762	16,591	375	—	—	33,728
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625	—	—	—	13,594
Trademark	—	—	24,700	27,000	—	—	—	51,700
Cutomer base, net	—	—	113,794	93,330	—	—	—	207,124
Notes receivable-affiliates	—	—	256,520	1,985	—	400,000	(658,505)	—
Other assets	—	—	—	—	1,130	—	—	1,130
Investment in subsidiary	269,752	267,768	595,650	—	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$115	$—	$—	$8,204
Accounts payable—affiliates	—	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	—	6,672
Accrued interest	—	—	27,956	—	—	—	(13,348)	14,608
Other accrued liabilities	—	—	11,692	—	4,148	1	—	15,841
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	—	52,736

Total current liabilities	—	—	107,145	—	4,263	2,897	(16,244)	98,061

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	—	240,257
Term Note B, net of discount-less current portion	—	—	211,607	—	—	—	—	211,607
Other liabilities	—	—	—	—	1,250	—	—	1,250

Total long-term liabilities	9	—	862,005	259,347	1,250	—	(658,514)	464,097
Commitments and contingencies:
Redeemable preferred stock	—	—	—	—	119	—	—	119
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	—	2,967
Common Stock	—	99	—	—	1	—	(99)	1
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	117,219	400,025	(1,105,103)	117,219
Notes receivable from shareholders	—	—	—	—	(312)	—	—	(312)
Retained earnings (accumulated deficit)	14,418	14,418	14,418	2,045	(115,860)	(2,916)	(27,965)	(101,442)
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	—	(9)

Total unitholders’ equity	269,743	267,768	267,768	200,525	1,048	397,109	(1,133,170)	270,791

Total liabilities and unitholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

CONSOLIDATING STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 14, 2002 TO SEPTEMBER 30, 2002

	TSI LLC	TSI Inc.	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	149,791	$66,437	$3,504	$—	$—	$219,732

Costs and expenses:
Cost of operations	—	—	60,183	36,168	2,457	—	—	98,808
Sales and marketing	—	—	11,202	2,912	2,975	—	—	17,089
General and administrative	—	—	20,901	3,293	6,621	18	—	30,833
Provision for (recovery of) uncollectible accounts	—	—	(51)	(46)	—	—	—	(97)
Depreciation and amortization	—	—	16,914	5,985	947	—	—	23,846
Restructuring	—	—	1,788	1,057	—	—	—	2,845

	—	—	110,937	49,369	13,000	18	—	173,324

Operating income	—	—	38,854	17,068	(9,496)	(18)	—	46,408

Other income (expense), net
Income from equity investment	(1,313)	5,552	25,410	—	—	—	(29,649)	—
Interest income	—	—	13,522	164	89	33,082	(46,016)	841
Interest expense	—	—	(72,227)	(12,934)	(93)	—	46,016	(39,238)
Other, net	—	—	(7)	—	(264)	—	—	(271)

	(1,313)	5,552	(33,302)	(12,770)	(268)	33,082	(29,649)	(38,668)

Income (loss) from continuing operations before provision for income taxes	(1,313)	5,552	5,552	4,298	(9,764)	33,064	(29,649)	7,740
Provision for income taxes	—	6,865	6,865	1,674	—	11,572	(20,111)	6,865

Income (loss) from continuing operations	(1,313)	(1,313)	(1,313)	2,624	(9,764)	21,492	(9,538)	875

Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	—	(2,188)	—	—	(2,188)

Net income (loss)	(1,313)	(1,313)	(1,313)	2,624	(11,952)	21,492	(9,538)	(1,313)
Preferred unit dividends	(16,238)	(23,443)	—	(7,478)	—	—	30,921	(16,238)

Net income (loss) attributable to common unitholders	$(17,551)	$(24,756)	$(1,313)	$(4,854)	$(11,952)	$21,492	$21,383	$(17,551)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Revenues	$—	$—	42,294	$43,503	$1,263	$—	$—	$87,060

Costs and expenses:
Cost of operations	—	—	13,486	23,696	911	—	—	38,093
Sales and marketing	—	—	3,062	1,830	691	—	—	5,583
General and administrative	—	—	5,920	2,066	2,052	2	—	10,040
Recovery of uncollectible accounts	—	—	(222)	(198)	—	—	—	(420)
Depreciation and amortization	—	—	5,259	3,968	282	—	—	9,509
Restructuring	—	—	1,788	1,057	—	—	—	2,845

	—	—	29,293	32,419	3,936	2	—	65,650

Operating income	—	—	13,001	11,084	(2,673)	(2)	—	21,410

Other income (expense), net
Income from equity investment	1,646	4,910	12,518	—	—	—	(19,074)	—
Interest income	—	—	8,696	66	29	13,349	(21,910)	230
Interest expense	—	—	(29,303)	(8,561)	—	—	21,910	(15,954)
Other, net	—	—	(2)	—	(30)	—	—	(32)

	1,646	4,910	(8,091)	(8,495)	(1)	13,349	(19,074)	(15,756)

Income (loss) from continuing operations before provision for income taxes	1,646	4,910	4,910	2,589	(2,674)	13,347	(19,074)	5,654
Provision for income taxes	—	3,264	3,264	1,008	—	4,671	(8,943)	3,264

Income (loss) from continuing operations	1,646	1,646	1,646	1,581	(2,674)	8,676	(10,131)	2,390

Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	—	(744)	—	—	(744)

Net income (loss)	1,646	1,646	1,646	1,581	(3,418)	8,676	(10,131)	1,646
Preferred unit dividends	(6,633)	(9,612)	—	(7,478)	—	—	17,090	(6,633)

Net income (loss) attributable to common unitholders	$(4,987)	$(7,966)	$1,646	$(5,897)	$(3,418)	$8,676	$6,959	$(4,987)

CONSOLIDATING STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 14, 2002 TO SEPTEMBER 30, 2002

	TSI LLC	TSI Inc.	TSI	TSI Networks	TSI Brience	TSI Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,313)	$(1,313)	$(1,313)	$2,624	$(11,952)	$21,492	$(9,538)	$(1,313)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	23,780	5,386	947	—	—	30,113
Recovery of uncollectible accounts	—	—	(97)	—	—	—	—	(97)
Deferred income tax benefit	—	—	3,270	1,849	—	—	—	5,119
Loss on disposition of property	—	—	—	—	1,440	—	—	1,440
Income from equity investment	1,313	(5,552)	(25,410)	—	—	—	29,649	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,369	(5,524)	896	(1,777)	1,777	741
Other current assets	—	—	986	—	560	—	—	1,546
Accounts payable	—	—	13,030	—	(134)	—	(13,349)	(453)
Other current liabilities	—	6,865	2,520	—	1,359	—	(8,539)	2,205
Other assets	—	—	—	—	(605)	—	—	(605)

Net cash provided by (used in) operating activities	—	—	22,135	4,335	(7,489)	19,715	0	38,696

Cash flows from investing activities
Capital expenditures	—	—	(4,413)	(4,335)	—	—	—	(8,748)
Dividends received from equity investment	—	—	19,733	—	—	—	(19,733)	—

Net cash provided by (used in) investing activities	—	—	15,320	(4,335)	—	—	(19,733)	(8,748)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(19,733)	19,733	—
Excess cash received at purchase date	—	—	1,859	—	—	25	—	1,884
Principal payments on long-term debt	—	—	(7,500)	—	(976)	—	—	(8,476)
Retirement of short-term debt	—	—	(30,430)	—	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	—	(9)

Net cash used in financing activities	—	—	(36,080)	—	(976)	(19,708)	19,733	(37,031)

Net increase in cash	—	—	1,375	—	(8,465)	7	—	(7,083)
Cash at beginning of period	—	—	25,000	—	13,899	—	—	38,899

Cash at end of period	$—	$—	$26,375	$—	$5,434	$7	$—	$31,816

ITEM	2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of applying the required purchase accounting rules, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term “successor” refers to TSI Telecommunications Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc., following the acquisition on February 14, 2002. The term “predecessor” refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc.

Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

The TSI acquisition was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common shareholders/unitholders is reduced.

On July 23, 2003, TSI Telecommunication Network Services Inc. acquired Brience, Inc. by merging Brience, Inc. with and into, TSI Brience, LLC, a newly formed wholly owned subsidiary of TSI Telecommunication Network Services Inc. with TSI Brience, LLC continuing as the surviving entity and a wholly owned subsidiary of TSI Telecommunication Network Services Inc.

At the time of the merger, funds associated with GTCR Golder Rauner, LLC had a controlling interest in both Brience, Inc. and TSI Telecommunication Holdings, LLC. As a result, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience, Inc. were combined at their historical amounts as of the date that GTCR Golder Rauner, LLC had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience, Inc. have only been combined for the periods during which TSI Telecommunication Holdings, LLC and Brience, Inc. were under common control of funds associated with GTCR Golder Rauner, LLC. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience, Inc. beginning on the date when funds associated with GTCR Golder Rauner, LLC had common control of both entities (February 14, 2002). For the minority interest of Brience, Inc. not owned by GTCR Golder Rauner, LLC affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of our financial statements.

Introduction

We are a leading provider of mission-critical transaction processing services to wireless telecommunication carriers throughout the world. Our services are categorized into the following four groups:

•	Network Services—We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS. We also offer software and services that enable secure application and mobile data communication across multiple devices, software platforms, and networks. Mobile Processing Server (MPS) is an integrated software design and development environment for building mobile solutions that provide a compelling user experience across multiple device form factors ranging from cell phones to PDAs. Secure Collaboration Gateway (SCG) enables enterprise customers to grant selective, controlled access to sensitive data and applications to partners, customers and employees. Business Process Server (BPS) is a high performance workflow-based platform for implementing enterprise information and service integration solutions. Integrated Experience Studio (IES) is a graphical development and service creation environment used in conjunction with the other Brience applications.

•	Technology Interoperability Services—We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Management.

•	Call Processing Services—We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•	Other Outsourcing Services—We provide other value-added outsourcing services including a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities, a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are STREAMLINER, Fleet-On-Track and Prepaid Wireless.

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

•

Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

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

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 14 to September 30, 2002	Period from January 1 to February 13, 2002
	2003	2002	2003
Revenues:
Off-Network Database Query Fees	$8,361	$18,192	$24,538	$47,004	$8,588
Other Network Services	27,353	29,301	82,440	73,158	14,103

Total Network Services	35,714	47,493	106,978	120,162	22,691

Technology Interoperability Services	18,628	20,806	50,246	52,805	8,464
Call Processing Services	11,311	13,893	32,636	33,933	6,429
Other Outsourcing Services	3,795	4,868	11,376	12,832	2,412

Total Revenues	$69,448	$87,060	$201,236	$219,732	$39,996

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development, business development, finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care.

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

Revenue Recognition

We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Generally, these policies have resulted in our recognition of revenue from the software license fee on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. TSI provides turn-key software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

The following are more critical accounting estimates:

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general allowance for doubtful accounts by applying a percentage based on the aging category. If our customers’ financial conditions or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts.

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

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable. If our billing errors or discrepancies are not resolved satisfactorily, or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003 and July 2003 restructuring. If our original estimates of the costs of restructuring change, we will need to adjust our reserve amounts.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. If our projections of tax turnarounds and future taxable income, or our tax planning strategies change, we may be required to increase our valuation allowance to reduce the deferred tax assets. The effective tax rate differs from the statutory tax rate due primarily to the pooling of Brience’s results, and to a lesser extent to state and local taxes. Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision. The associated Brience deferred tax assets are fully offset by a valuation allowance.

Results of Operations

The following table shows information derived from our consolidated statements of income expressed as a percentage of revenues for the periods presented.

	Successor				Predecessor	Combined
	Three Months Ended September 30,		Nine Months Ended September 30, 2003	Period from February 14 to September 30, 2002	Period from January 1 to February 13, 2002	Nine Months Ended September 30, 2002
	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of operations	38.9	43.8	39.9	45.0	51.6	46.0
Sales and marketing	5.8	6.4	6.8	7.8	6.5	7.6
General and administrative	13.6	11.5	14.1	14.0	7.6	13.0
Provision for (recovery of) uncollectible accounts	0.4	(0.5)	0.5	—	3.3	0.5
Depreciation and amortization	13.4	10.9	13.7	10.9	3.7	9.7
Restructuring	0.9	3.3	1.2	1.3	—	1.1

	73.0	75.4	76.2	79.0	72.7	77.9
Operating income	27.0	24.6	23.8	21.0	27.3	22.1

Other income (expense), net:
Interest income	0.2	0.2	0.3	0.5	1.1	0.4
Interest expense	(19.3)	(18.3)	(22.1)	(17.9)	—	(15.1)
Other, net	—	—	—	(0.1)	(0.1)	(0.1)

	(19.1)	(18.1)	(21.8)	(17.5)	1.0	(14.8)

Income before provision for income taxes	7.9	6.5	2.0	3.5	28.3	7.3
Provision for income taxes	3.4	3.8	1.4	3.1	11.0	4.3

Income from continuing operations	4.5	2.7	0.6	0.4	17.3	3.0

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	(0.8)	—	(1.0)	—	(0.8)

Net income (loss)	4.5%	1.9%	0.6%	(0.6)%	17.3%	2.2%

Comparison of three and nine months ended September 30, 2003, the three months ended September 30, 2002, the period from February 14, 2002 to September 30, 2002 and the period from January 1, 2002 to February 13, 2002

As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the three months and nine months ended September 30, 2003, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to September 30, 2002 and included explanations about the effects of purchase accounting. The full nine months ended September 30, 2002 are referred to as “combined” herein. The historical financial results of Brience, Inc., from February 14, 2003, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Brience, Inc., through July 23, 2003, which is the date that were acquired Brience, Inc., are included in our financial results for the applicable periods because this acquisition is accounted for as a combination of entities under common control, similar to a pooling of interests.

Total revenues decreased $17.7 million, or 20.2%, to $69.4 million for the three months ended September 30, 2003 from $87.1 million for the same period in 2002. Total revenues decreased $58.5 million, or 22.5%, to $201.2 million for the nine months ended September 30, 2003 from total combined revenues of $259.7 million for same period in 2002. Revenues decreased in each revenue category for the three and nine months ended September 30, 2003 compared to the same period in 2002.

Network Services revenues decreased $11.8 million, or 24.8%, to $35.7 million for the three months ended September 30, 2003 from $47.5 million for the same period in 2002. Network Services revenues were $107.0 million (including $24.5 million of Off-Network Database Query Fees) for the nine months ended September 30, 2003, a $35.9 million, or 25.1%, decrease over the combined revenues of $142.9 million (including $55.6 million of Off-Network Database Query Fees) for the same period in 2002. The decrease in revenues was primarily due to lower Off-Network Database Query Fees and lower Visibility Services volumes.

Technology Interoperability Services revenues decreased $2.2 million, or 10.6%, to $18.6 million for the three months ended September 30, 2003 from $20.8 million for the same period in 2002. Technology Interoperability Services revenues were $50.2 million for the nine months ended September 30, 2003, an $11.1 million, or 18.1%, decrease over the combined revenues of $61.3 million for the same period in 2002. The revenue decline is primarily due to lower volumes from our Access Revenue Management product due to the termination of an agreement with Adelphia Business Systems and to lower intracompany ACCESS volumes from certain customers.

Call Processing Services revenues decreased $2.6 million, or 18.7%, to $11.3 million for the three months ended September

30, 2003 from $13.9 million for the same period in 2002. Call Processing Services revenues were $32.6 million for the nine months ended September 30, 2003, a $7.8 million, or 19.3%, decrease over the combined revenues of $40.4 million for the same period in 2002. This expected decline is due to a lifecycle migration by carriers, who are moving off our call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks.

Other Outsourcing Services revenues decreased $1.1 million, or 22.4%, to $3.8 million for the three months ended September 30, 2003 from $4.9 million for the same period in 2002. Other Outsourcing Services revenues were $11.4 million for the nine months ended September 30, 2003, a $3.8 million, or 25.0%, decrease over the combined revenues of $15.2 million for the same period in 2002. The revenue decline is primarily due to lower MOUs for our prepaid wireless solution.

Cost of operations decreased $11.0 million, or 28.9%, to $27.1 million for the three months ended September 30, 2003 from $38.1 million for the same period in 2002. Cost of operations as a percentage of revenues was 38.9% for the three months ended September 30, 2003, down from 43.8% for the same period in 2002. Cost of operations was $80.4 million for the nine months ended September 30, 2003. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $98.8 million in the period from February 14, 2002 to September 30, 2002. This represents a $39.1 million decrease, or 32.7%, over the combined cost of operations of $119.5 million for the nine months ended September 30, 2002. This cost reduction is primarily due to lower Off-Network Database Query Fees, reduced pricing for data processing services and the workforce restructurings that occurred in April and August of 2002 and February and July 2003. Cost of operations as a percentage of revenues were 39.9% in the nine months ended September 30, 2003, as compared to 51.6% in the period from January 1, 2002 to February 13, 2002, and 45.0% in the period from February 14, 2002 to September 30, 2002 for a combined total of 46.0% in the period from January 1, 2002 to September 30, 2002.

Sales and marketing expenses decreased $1.6 million, or 28.6%, to $4.0 million for the three months ended September 30, 2003 from $5.6 million for the same period in 2002. Sales and marketing expenses as a percentage of revenues were 5.8% for the three months ended September 30, 2003, down from 6.4% for the same period in 2002. Sales and marketing expenses were $13.7 million for the nine months ended September 30, 2003. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $17.1 million in the period from February 14, 2002 to September 30, 2002. This represents a $6.0 million, or 30.5%, decrease over the combined sales and marketing expenses of $19.7 million for the nine months ended September 30, 2002. This decrease is primarily due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in force. Sales and marketing expenses as a percentage of revenues were 6.8% in the nine months ended September 30, 2003, as compared to 6.5% in the period from January 1, 2002 to February 13, 2002 and 7.8% in the period from February 14, 2002 to September 30, 2002 for a combined total of 7.6% in the period from January 1, 2002 to September 30, 2002.

General and administrative expenses decreased $0.6 million, or 6.0%, to $9.4 million for the three months ended September 30, 2003 from $10.0 million for the same period in 2002. General and administrative expenses as a percentage of revenues were 13.6% for the three months ended September 30, 2003, up from 11.5% for the same period in 2002. General and administrative expenses were $28.2 million in the nine months ended September 30, 2003. General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $30.8 million in the period from February 14, 2002 to September 30, 2002. This represents a $5.6 million decrease, or 16.6%, over the combined general and administrative expenses of $33.8 million for the nine months ended September 30, 2002. This decrease is primarily due to lower development expenses in addition to the reductions in workforce in April and August of 2002 and February and July 2003. General and administrative expenses as a percentage of revenue were 14.1% in the nine months ended September 30, 2003, as compared to 7.6% in the period from January 1, 2002 to February 13, 2002 and 14.0% in the period from February 14, 2002 to September 30, 2002 for a combined total of 13.0% in the period from January 1, 2002 to September 30, 2002.

Provision for (recovery of) uncollectible accounts increased $0.6 million, or 150.0%, to $0.2 million for the three months ended September 30, 2003 from ($0.4) million for the same period in 2002. Provision for uncollectible accounts as a percentage of revenues was 0.4% for the three months ended September 30, 2003, up from (0.5)% for the same period in 2002. Provision for uncollectible accounts was $1.0 million in the nine months ended September 30, 2003. Provision for (recovery of) uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and ($0.1) million in the period from February 14, 2002 to September 30, 2002. This represents a $0.2 million decrease, or 16.7%, from the combined provision for uncollectible accounts of $1.2 million for the nine months ended September 30, 2002. This decrease is primarily due to lowered risk with our CLEC customers. Provision for uncollectible accounts as a percentage of revenue were 0.5% in the nine months ended September 30, 2003, as compared to 3.3% in the period from January 1, 2002 to February 13, 2002 and 0.0% in the period from February 14, 2002 to September 30, 2002 for a combined total of 0.5% in the period from January 1, 2002 to September 30, 2002.

Depreciation and amortization expense decreased $0.2 million, or 2.1%, to $9.3 million for the three months ended September 30, 2003 from $9.5 million for the same period in 2002. Depreciation and amortization expense as a percentage of revenues was 13.4% for the three months ended September 30, 2003, up from 10.9% for the same period in 2002. Depreciation and amortization expenses were $27.6 million for the nine months ended September 30, 2003. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $23.8 million in the period from February 14, 2002 to September 30, 2002. This represents a $2.3 million increase, or 9.1%, over the combined depreciation and amortization expense of $25.3 million for the nine months ended September 30, 2002. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 13.7% in the nine months ended September 30, 2003, as compared to 3.7% in the period from January 1, 2002 to February 13, 2002 and 10.9% in the period from February 14, 2002 to September 30, 2002 for a combined total of 9.7% in the period from January 1, 2002 to September 30, 2002.

Restructuring expenses decreased $2.2 million, or 78.6%, to $0.6 million for the three months ended September 30, 2003 from $2.8 million for the same period in 2002. Restructuring expenses as a percentage of revenues were 0.9% for the three months ended September 30, 2003, down from 3.3% for the same period in 2002. Restructuring expenses were $2.4 million in the nine months ended September 30, 2003. Restructuring expenses were $2.8 million in the period from February 14, 2002 to September 30, 2002. This represents a $0.4 million decrease, or 14.3%, over the restructuring expenses of $2.8 million for the nine months ended September 30, 2002. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. In July 2003, we recorded an additional restructuring expense of $0.6 million related to our acquisition of Brience. Restructuring expenses as a percentage of revenue were 1.2% in the nine months ended September 30, 2003, as compared to 0.0% in the period from January 1, 2002 to February 13, 2002 and 1.3% in the period from February 14, 2002 to September 30, 2002 for a combined total of 1.1% in the period from January 1, 2002 to September 30, 2002.

Operating income decreased $2.6 million, or 12.1%, to $18.8 million for the three months ended September 30, 2003 from $21.4 million for the same period in 2002. Operating income as a percentage of revenues was 27.0% for the three months ended September 30, 2003, up from 24.6% for the same period in 2002. Operating income was $47.9 million for the nine months ended September 30, 2003. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $46.4 million in the period from February 14, 2002 to September 30, 2002. This represents a $9.4 million decrease, or 16.4%, over the combined operating income of $57.3 million for the nine months ended September 30, 2002. This decrease in operating income is primarily due to lower revenue and higher depreciation and amortization expenses offset partially by lower cost of operations, sales and marketing and general and administrative expenses. Operating income as a percentage of revenue was 23.8% in the nine months ended September 30, 2003, as compared to 27.3% in the period from January 1, 2002 to February 13, 2002 and 21.0% in the period from February 14, 2002 to September 30, 2002 for a combined total of 22.1% in the period from January 1, 2002 to September 30, 2002.

Interest income decreased $0.1 million, or 50.0%, to $0.1 million for the three months ended September 30, 2003 from $0.2 million for the same period in 2002. Interest income as a percentage of revenues was 0.2% for the three months ended September 30, 2003, and 0.2% for the same period in 2002. Interest income was $0.5 million for the nine months ended September 30, 2003. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.8 million in the period from February 14, 2002 to September 30, 2002. This represents a $0.7 million decrease, or 58.3%, over the combined interest income of $1.2 million for the nine months ended September 30, 2002. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 0.3% for the nine months ended September 30, 2003, as compared to 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.5% in the period from February 14, 2002 to September 30, 2002, for a combined total interest income of 0.4% of revenue in the period from January 1, 2002 to September 30, 2002.

Interest expense decreased $2.5 million, or 15.7%, to $13.4 million for the three months ended September 30, 2003 from $15.9 million for the same period in 2002. Interest expense as a percentage of revenues was 19.3% for the three months ended September 30, 2003, up from 18.3% for the same period in 2002. Interest expense was $44.5 million for the nine months ended September 30, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $39.2 million in the period from February 14, 2002 to September 30, 2002. This represents a $5.3 million increase, or 13.5%, over the combined interest expense of $39.2 million for the nine months ended September 30, 2002. This increase is a result of the issuance of debt in connection with the acquisition of TSI on February 14, 2002 less principal payments since then. Interest expense as a percentage of revenue was 22.1% in the nine months ended September 30, 2003, as compared to 0.0% in the period from January 1, 2002 to February 13, 2002 and 17.9% in the period from February 14, 2002 to September 30, 2002 for a combined total interest expense of 15.1% of revenue in the period from January 1, 2002 to September 30, 2002.

Provision for income taxes decreased $0.9 million, or 27.3%, to $2.4 million for the three months ended September 30, 2003 from $3.3 million for the same period in 2002. Provision for income taxes as a percentage of revenues was 3.4% for the three months ended September 30, 2003, down from 3.8% for the same period in 2002. Provision for income taxes was $2.7 million for the nine months ended September 30, 2003. Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $6.9 million in the period from February 14, 2002 to September 30, 2002. This represents an $8.6 million, or 76.1%, decrease over the combined provision for income taxes of $11.3 million for the nine months ended September 30, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with our acquisition. Provision for income taxes as a percentage of revenue was 1.4% in the nine months ended September 30, 2003, as compared to 11.0% in the period from January 1, 2002 to February 13, 2002 and 3.1% in the period from February 14, 2002 to September 30, 2002, for a combined total of 4.3% in the period from January 1, 2002 to September 30, 2002.

Loss on discontinued operations was $0.7 million for the three months ended September 30, 2002. Loss on discontinued operations as a percentage of revenues was 0.8% for the three months ended September 30, 2002. Loss on discontinued operations was $2.2 million for the nine months ended September 30, 2002. Loss on discontinued operations as a percentage of revenues was 1.0% for the three months ended September 30, 2002. This loss is due to Brience’s decision to divest itself of its Hello Asia subsidiary in July 2001.

Net income (loss) increased $1.5 million, or 93.8%, to $3.1 million for the three months ended September 30, 2003 from $1.6 million for the same period in 2002. Net income (loss) as a percentage of revenues was 4.5% for the three months ended September 30, 2003, up from 1.9% for the same period in 2002. Net income (loss) was $1.2 million for the nine months ended September 30, 2003. Net income (loss) was $6.9 million in the period from January 1, 2002 to February 13, 2002 and ($1.3) million in the period from February 14, 2002 to September 30, 2002. This represents a $4.4 million, or 78.6%, decrease from the combined net income (loss) of $5.6 million for the nine months ended September 30, 2002. This decrease is primarily due to lower revenue, higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of the company. Net income (loss) as a percentage of revenue was 0.6% for the nine months ended September 30, 2003, as compared to 17.3% in the period from January 1, 2002 to February 13, 2002 and (0.6)% in the period from February 14, 2002 to September 30, 2002, for a combined total of 2.2% in the period from January 1, 2002 to September 30, 2002.

Undeclared and unpaid preferred unit dividends were $6.6 million for the three months ended September 30, 2002 and $7.2 million for the three months ended September 30, 2003. Undeclared and unpaid preferred unit dividends were $16.2 million in the period from February 14, 2002 to September 30, 2002. Undeclared and unpaid preferred unit dividends were $21.2 million in the nine months ended September 30, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Restructurings

As part of the TSI acquisition in February 2002, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6%, of our workforce and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan were incurred through the third quarter of 2003. We expect this plan to result in reduced annual expenses of approximately $10.3 million.

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

On July 23, 2003, we completed a restructuring plan related to our acquisition of Brience resulting in the termination of 5 employees. As a result, we incurred $0.6 million in severance related costs in July 2003. The payments related to this restructuring were incurred through September 2003. We expect this reorganization to result in reduced annual expenses of approximately $0.8 million. Further restructuring may be necessary in light of current economic conditions.

As of September 30, 2003, $7.7 million of these three restructuring plans’ costs had been paid with an accrual remaining of $0.1 million.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, our operations generated $35.1 million of cash compared to $39.9 million for the comparable period in 2002. The decrease is primarily attributable to increased interest payments made in the nine months ended September 30, 2003. Cash and cash equivalents were $6.3 million at September 30, 2003 as compared to $42.2 million at December 31, 2002. Our working capital decreased $4.5 million, from $7.2 million at December 31, 2002 to $2.7 million at September 30, 2003. Capital expenditures for property and equipment, including capitalized software costs, increased from $9.3 million for the nine months ended September 30, 2002 to $12.1 million. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2003 total approximately $1.1 million based on leases in effect at September 30, 2003.

For fiscal 2003, we expect to spend approximately $18.0 million for capital expenditures, primarily for SS7 network expansion and investment in Wireless Local Number Portability (WLNP). As of September 30, 2003, $12.1 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2003.

In February 2002, we sold TSI LLC Preferred and Common Units for approximately $255.3 million. The sales were nonpublic offerings by TSI LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the offering were used to finance the purchase of the company from Verizon.

In February 2002, we sold $245 million principal amount of our 12.75% Senior Subordinated Notes due 2009 in a private placement. Net proceeds from this offering were approximately $239.6 million. The proceeds of the offering were used to finance the purchase of the company from Verizon.

In February 2002, we entered into a senior credit facility, which provides for aggregate borrowings by TSI of up to $328.3 million maturing December 2006. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term loan B facility of $293.3 million in term loans. The revolving line of credit and the term note each bear interest at variable rates either on a LIBOR or an alternative base rate option. TSI received net proceeds of $275.0 million on $293.3 million principal amount of term loan B facility and drew $5.4 million from the revolving credit facility. These proceeds were used to finance the purchase of the company from Verizon.

In May 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments are made against the revolving credit facility as needed. As of September 30, 2003 there was $35.0 million available under the revolving credit facility.

We have significant debt service payment obligations, including interests in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes were $30.2 million in 2002 and $42.9 million in the nine months ending September 30, 2003. During 2002, we made $15.0 million in scheduled principal payments on term loan B. In the nine months ended September 30, 2003, we made a $37.3 million excess cash flow payment, $14.9 million in scheduled principal payments and a $5.0 million prepayment on the term loan B. Our outstanding debt has principal payment schedules requiring payments over a five and seven-year period for the term loan B and the senior notes, respectively. Following are the combined principal payment obligations on this indebtedness: $4.9 million in the remainder of 2003, $34.3 million in 2004, $44.0 million in 2005 and $138.0 million in 2006. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to 100% of the excess cash flow, as defined in the senior credit facility, for each fiscal year.

The senior credit facility contains various restrictive covenants which we amended in September 2003. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. We are in compliance with all covenants as of September 30, 2003.

On September 25, 2003, we entered into a First Amendment to Credit Agreement (the “First Amendment”) with our Term Note B and revolving credit lenders signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The First Amendment amends our senior credit facility. The First Amendment provides for changes in the financial covenants that (i) increase the maximum consolidated leverage and consolidated senior debt ratios, (ii) reduce the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reduce the minimum consolidated fixed charge coverage ratio. In addition, the First Amendment increases the permitted level of capital expenditures for fiscal years 2004 and 2005. The First Amendment also evidences the agreement of the lenders that, notwithstanding any contrary accounting treatment under GAAP necessitated by the acquisition of Brience on July 23, 2003, the consolidated net income and consolidated EBITDA of Brience prior to July 23, 2003 will be excluded from any determination of consolidated net income or consolidated EBITDA of TSI Telecommunication Holdings, LLC and its subsidiaries for purposes of our senior credit facility.

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

Our principal source of liquidity will be cash flow generated from operations and borrowings under our senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $35.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the nine months ended September 30, 2002 and 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with us might be required.

In April 2003, the FASB issued Statement No. 149, Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or FAS 149. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or FAS 150. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement has not had a material impact on our financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2003, we had variable rate debt of approximately $221.2 million ($212.2 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.2 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 75% of funded debt now bears interest that is effectively fixed as to rate.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities an Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	TSI Telecommunication Holdings, LLC sold 270,270.27 common units to Eugene Bergen Henegouwen in July 2003 and 270,270.27 common units to Paul Corrao in August 2003 pursuant to Senior Management Agreements. Each common unit was sold at a price of $0.0333 per unit. In July 2003, 100,000 common units were issued pursuant to the Exchange Agreement and the Contribution Agreement filed as exhibits 2.2 and 2.3 to TSI Telecommunication LLC’s Form 8-K filed on August 29, 2003. The sales were exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

(d)	None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

**2.1	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services, Inc., TSI Brience, LLC, Brience, Inc. and the Seller Parties.

**2.2	Exchange Agreement, dated as of July 23, 2003, by and among the Exchanging Parties and the Parent.

**2.3	Contribution Agreement, dated as of July 23, 2003, by and among the Investors and the Parent.

***10.1.1	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper, Inc.

*10.41†	Senior Management Agreement, dated August 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Paul Corrao.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.
*	Filed herewith.
**	Previously filed as exhibits to the registrant’s current report on Form 8-K on August 29, 2003
***	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on September 29, 2003

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the third quarter of 2003:

*	The registrant filed a Current Report on Form 8-K on August 8, 2003, under “Item 12. Disclosure of Results of Operations and Financial Condition” reporting its second quarter 2003 results of operations.

*	The registrant filed a Current Report on Form 8-K on August 29, 2003, under “Item 2. Acquisition or Disposition of Assets” reporting the acquisition of Brience, Inc.

*	The registrant filed a Current Report on Form 8-K on September 29, 2003, under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” disclosing the First Amendment to Credit Agreement.

*	The registrant filed a Current Report on Form 8-K/A on September 30, 2003, under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” disclosing pro forma financial information giving effect to the acquisition of Brience, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSI TELECOMMUNICATION HOLDINGS, LLC
(Registrant)

Date: November 14, 2003	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

TSI TELECOMMUNICATION SERVICES INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

**2.1	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services, Inc., TSI Brience, LLC, Brience, Inc. and the Seller Parties.

**2.2	Exchange Agreement, dated as of July 23, 2003, by and among the Exchanging Parties and the Parent.

**2.3	Contribution Agreement, dated as of July 23, 2003, by and among the Investors and the Parent.

***10.1.1	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper.

*10.41†	Senior Management Agreement, dated August 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Paul Corrao.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.
*	Filed herewith.
**	Previously filed as exhibits to the registrant’s current report on Form 8-K on August 29, 2003
***	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on September 29, 2003

E-1