Form 10-K
period 2003-12-31
SYNIVERSE TECHNOLOGIES INC; SYNIVERSE HOLDINGS LLC
filed 2004-03-26
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 333-88168-01

                                                     333-88168

SYNIVERSE HOLDINGS, LLC

SYNIVERSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041664
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tampa City Center, Suite 700

Tampa, Fl 33602

(Address of principal executive office)

(Zip code)

(813) 273-3000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2004, there were 2,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, which are owned of record by Syniverse Holdings, Inc., a company that is wholly owned by Syniverse Holdings, LLC.

SYNIVERSE HOLDINGS, LLC

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART 1

ITEM 1. BUSINESS

Overview

We are a global communications technology company specializing in innovative business and network engineering solutions that manage and interconnect voice and data systems throughout the world. Our services include transaction-based, network, number portability, technology interoperability, call processing and other outsourcing services that simplify the interconnection and management of complex voice and data networks. We address technology interoperability complexities as the largest clearinghouse in the United States for the billing and settlement of wireless roaming telephone calls, with an estimated market share of approximately 60% in 2003 based on wireless subscribers. We also own one of the largest unaffiliated Signaling System 7 (SS7) networks in the United States. SS7 is the telecommunication industry’s standard network signaling protocol used by nearly all carriers to enable the setup and delivery of wireless and wireline telephone calls. Our network services also allow our customers to access intelligent network services and monitor network performance and subscriber activity on a real-time basis. In addition, we are the industry’s leading developer and provider of call processing solutions that enable seamless regional, national and international wireless roaming telephone service. We are the leading provider of wireless local number portability (WLNP) in the United States, having developed and launched the wireless industry’s only end-to-end solution for wireless carriers. Our full suite of products addresses pre-provisioning of subscribers, intercarrier communication necessary for actual porting to a new carrier, and porting failures, known as fallout. Our solutions are offered as either service bureau or turnkey, providing flexibility for carriers and creating a significant recurring revenue stream for us. We have dominant market share for WLNP based on contracts with five of the top six U.S. carriers, representing 92% of the available intercarrier communications service bureau customers, and 70% of the inter-carrier communications clearinghouse market.

Effective March 1, 2004 we changed our corporate name. TSI Telecommunication Holdings LLC became Syniverse Holdings, LLC and TSI Telecommunication Services Inc. became Syniverse Technologies, Inc. In addition, our other subsidiaries also changed their names on this date as follows: TSI Telecommunication Holdings Inc. to Syniverse Holdings, Inc.; TSI Finance Company to Syniverse Finance, Inc.; TSI Telecommunication Networks Inc. to Syniverse Networks, Inc.; TSI Telecommunication Services, BV to Syniverse Technologies, BV; and TSI Brience, LLC to Syniverse Brience, LLC.

Industry Trends

Demand for our services is driven primarily by the number of wireless telephone subscribers, the volume of wireless roaming telephone calls, government mandated changes within the telecommunications industry and the increasing technological complexities associated with the proliferation of different communication standards and protocols within telecommunication networks worldwide. The number of U.S. wireless subscribers has grown from 16 million in 1993 to 158 million in 2003, according to the Cellular Telecommunications and Internet Association (CTIA). The U.S. wireless subscriber base is expected to grow to 185 million by 2007 according to the Telecommunications Industry Association (TIA). According to the TIA and Wilkofsky Gruen Associates, wireless is the fastest growing segment of the telecommunications industry. In 2002, the worldwide wireless subscriber base expanded by 6.3 percent to 905 million, with the largest number of subscribers, 417 million, in Asia Pacific, followed by Western Europe at 308 million (TIA). In conjunction with the projected growth in the number of U.S. and worldwide wireless subscribers, we believe the annual number of billable wireless roaming telephone calls will also continue to increase. Growth in wireless subscribers and wireless roaming telephone calls has been driven by improved wireless service quality, decreased cost of service and increased wireless telephone service coverage both in the U.S. and abroad. Wireless telephone service coverage has increased due to the build out of networks in new and existing markets and increased roaming arrangements among carriers that allow subscribers of one carrier to use another carrier’s network while traveling out of the subscribers’ home market.

These developments have been accompanied by increased technological complexities associated with the proliferation of different network architectures, including various mobile switch types (e.g., Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (e.g., CDMA, TDMA GSM, iDEN, 1xRTT, Wi-Fi), distinct billing record formats (e.g., CIBER, TAP and RADIUS) and multiple network protocols (e.g., X.25, Frame Relay, SS7 and IP). Despite these complexities, wireless carriers are required to provide seamless regional, national and international wireless telephone service coverage in order to attract and retain subscribers. We expect these complexities to increase as wireless carriers introduce new network technologies to enable wireless messaging, data, e-commerce and Wi-Fi access.

The federal mandate requiring carriers to offer WLNP by November 24, 2004 was an added complexity to the wireless industry. The implementation of WLNP impacts nearly every system within a carrier’s operations, including network signaling and routing, switching, billing, point of sale systems and customer service procedures and systems. The Federal Communications Commission (FCC) mandate, which allows customers to change their telecommunication service provider while keeping their existing telephone number, recommends wireless carriers to change or “port” and activate a customer’s service within 2.5 business hours of the initial customer request. Commencing November 24, 2003, wireless operators in the top 100 markets in the United States had to offer full portability throughout their networks, including the ability to support roaming. Second and third tier markets must offer portability by May 24, 2004. To port numbers, carriers need to exchange information with other carriers and transmit information to the regional Number Portability Administration Centers (NPACs). The business and technical impacts of this mandate present significant opportunities for us to assist these carriers in both the implementation and the ongoing service, since these WLNP technical solutions are not generally viewed as a core competency of carriers.

These technological challenges have made revenue assurance, cost management and delivery of quality service increasingly difficult for carriers. As a result, we believe wireless carriers will increasingly utilize trusted third-party service providers, such as us, that offer outsourced solutions to assist in the management of interoperability, network, number portability and call processing complexities. We believe we offer the most comprehensive and advanced suite of services to meet these carriers’ needs. Our proven capabilities position us well to continue developing innovative solutions to enhance the technological advantages of our services and meet the industry’s evolving requirements.

Services

We provide a diverse set of services to meet the evolving requirements of the telecommunications industry. These services include:

•	Network Services. We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and caller name. We also offer software and services that enable secure application and mobile data communication across multiple devices, software platforms, and networks. Mobile Processing Server (MPS) is an integrated software design and development environment for building mobile solutions that provide a compelling user experience across multiple devices.

•	Number Porting Services. The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service provider but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers in the top 100 markets were required to offer WLNP as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and the NPAC. Furthermore, the method for porting a wireline number to a wireless phone is not standardized. We developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for WLNP. Our suite of WLNP services address inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.” Similarly, we have contracts to provide this same WLNP services to other carriers as they strive to meet the May 2004 deadlines for the secondary and tertiary markets.

•	Technology Interoperability Services. We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing, short message service (SMS), and multi-media messaging (MMS) transactions across substantially all network, signaling, billing and messaging standards.

•	Call Processing Services. We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard.

•	Other Outsourcing Services. We provide other value-added outsourcing services including a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization, and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts.

Our revenues are primarily generated from transaction-based processing fees. These fees are based on the number of roaming calls/events, the number of automatic, periodic electronic signals sent over our network to locate and track subscribers, number portability transactions and database dips, and the number of call detail and billing records cleared. Each time a mobile phone user turns on their phone, a transaction is generated. Further use of the phone to place or receive calls or to use specialized services generates transactions for which we can charge the wireless service provider.

In addition, we earn fixed monthly fees for network connections, principally to our SS7 network, as well as circuit and port fees. To a lesser extent, we also earn implementation fees such as those related to the WLNP implementation services.

Customers

We serve more than 290 customers including telecommunication service providers, wireline carriers, content developers and enterprises worldwide. Our customer base includes all of the top ten wireless carriers in the United States, including AT&T Wireless, Cingular Wireless, Sprint PCS, Verizon Wireless, and Nextel. We also serve wireless companies in Latin America, Asia Pacific and Europe, including, among others, China Unicom, Vodaphone Japan, NTT DoCoMo, T-Mobile International, Telstra, Telefónica, and Telcel. In addition, we provide services to wireline providers such as competitive local exchange carriers, local exchange carriers and interexchange carriers. We have a revenue guaranty agreement with respect to revenues from our largest customer, Verizon Wireless. See “Certain Relationships and Related Transactions.”

Competitive Strengths

We believe that the following strengths will allow us to continue to enhance our revenues, our operating profitability and cash flow:

•	Market leader in wireless technology interoperability and call processing. We believe that we offer the most comprehensive and advanced suite of technology interoperability and call processing services to the telecommunication industry. Our technology interoperability services are designed to allow seamless communications between wireless carriers regardless of the communication standards and protocols deployed on their networks. We are the largest wireless clearinghouse in the United States, processing nearly 60% based on wireless subscribers. Wireless clearing and financial settlement support has been a core service offering since our inception and has allowed us to develop trusted third-party relationships with many telecommunication service providers by securely accessing and managing their proprietary subscriber and network data. In addition, we developed many of the wireless industry’s first and leading call processing solutions that enable wireless customers to make and receive calls while roaming regionally, nationally or internationally.

•	Market leader in wireless number portability. We are the leading provider of WLNP in the United States, having developed and launched the wireless industry’s only end-to-end solution for wireless carriers. Our full suite of products addresses pre-provisioning of subscribers, intercarrier communication necessary for actual porting to a new carrier, and porting failures, known as fallout. Our solutions are offered as either service bureau or turnkey, providing flexibility for carriers and creating a significant recurring revenue stream for us. We have dominant market share for WLNP based on contracts with five of the top six U.S. carriers, representing 92% of the available intercarrier communications service bureau customers, and 70% of the inter-carrier communications clearinghouse market.

•	Premier SS7 network provider. We own and operate one of the largest unaffiliated SS7 networks in North America and provide complementary intelligent network and network monitoring services to telecommunication and data network providers. As a single SS7 and intelligent network services source, we provide our customers cost-effective connectivity to the signaling networks of substantially the entire U.S. public-switched telecommunication network, connectivity to international gateways as well as an array of network-enabled services. We believe our SS7 services will continue to grow as carriers as well as enterprise customers increasingly outsource SS7 network connectivity, management and monitoring. We believe this outsourcing trend by carriers is and will continue to be driven by the significant capital required to build a national SS7 network, the cost of providing the required connectivity to all the major domestic SS7 network providers and the technical expertise required to manage the network. Additionally, demand continues to grow for the ancillary services that the SS7 network supports, such as advanced calling features.

•	Strong customer relationships. Historically, we have experienced minimal customer turnover with contract renewal rates averaging approximately 88% over the last three years. We serve more than 290 telecommunication service providers worldwide. We currently serve all of the top ten wireless carriers in the United States and provide services to a variety of wireline providers. We also have a highly active and respected customer users’ group, which consists of representatives from over 200 customers including AT&T Wireless, Cingular Wireless, Sprint PCS, Verizon Wireless and Nextel. The Syniverse Users’ Group allows customers to play a significant role in the development, enhancement and evaluation of our services through regular meetings. Interaction with this group reduces our research and development expenses and speeds new product development, enhancement and market introduction.

•	History of innovative product development. We have built our business and reputation by continually identifying new opportunities in the telecommunication marketplace and designing comprehensive solutions that meet carriers’ evolving technology interoperability, network and call processing needs. Our history includes the development of (i) the first automatic roaming call delivery service (Follow Me Roaming), (ii) the first online roaming subscriber monitoring and support system for the industry (Visibility), (iii) the first commercial fraud profiler (FraudX), (iv) the first seamless international roaming solution (UniRoam), (v) our own proprietary IS-41 call processor and (vi) the first nationwide telematics application (OnStar). Most recently, we developed the industry’s only end-to-end integrated WLNP suite of services. In addition, we are recognized as a leader in defining and developing industry standards through our work with organizations such as the CTIA, GSM Association (GSMA), CDMA Development Group (CDG) and CIBERNET. For example, we were one of the primary leaders within the GSMA in developing its globally deployed uniform billing standard, TAP3. More recent innovations include the development of a comprehensive suite of services to implement and manage WLNP including service order administration, inter-carrier communications, fallout management, work flow management and porting center management and administration.

•	Proven business model. We offer mission-critical business and network engineering solutions that manage and interconnect voice and data systems in 26 countries throughout North America, Central and Latin America, Asia Pacific and Europe through a service bureau model that provides us with a strong base of recurring revenues and cash flows. We believe that the cost, time and potential disruption incurred by a customer in moving to a competitor’s service offering are significant, further strengthening the stability of our revenue base.

•	Positioned to capitalize on emerging communication industry technologies. We believe the introduction of 2.5G and 3G wireless services (i.e., EDGE, GPRS, wCDMA, CDMA2000 and 1xRTT) will increase the technological complexity of wireless networks and increase the demand for our suite of services. We also believe that our market leadership, strong customer relationships and technical expertise position us well to capitalize both on next generation networks and emerging mobile data technology complexities. In addition, as one of the largest providers of outsourced SS7 and intelligent network services in the United States, we are strategically positioned to provide services to traditional wireless and wireline telecommunication providers, as well as Internet Protocol-based (IP-based) service providers who must access existing public-switched telecommunication networks to serve and expand their customer base. Likewise, we are well positioned to provide consultation and services to new entrants to the telecom market such as Internet content and application developers and wireless local area network (WLAN) providers.

Business Strategy

We intend to continue to strengthen our market leadership position, maximize profitability and enhance cash flow through the following strategies:

•	Further penetrate our existing customer base. We intend to continue to aggressively market our current suite of services to our existing customers in order to further diversify our revenue stream and increase per customer revenues. We believe there are significant opportunities to cross-sell our services and further penetrate our existing customers. Many of our customers purchase multiple services from us, but they do not currently purchase all of our available services.

•	Enhance existing services suite through continued development. We intend to continue addressing customer needs and drive industry standards with industry-leading innovations that enhance the technological advantage of our services. One of our strengths is the technological sophistication and functionality of our services. We take a collaborative approach to service development, leveraging our strong customer relationships as well as our central role in information exchange and problem definition within the wireless industry to continue to meet the demands of our customer base.

•	Develop innovative new services. We are dedicated to understanding the requirements of our customer base and developing innovative new services to meet the industry’s evolving network, number portability, technology interoperability, and call processing needs. Throughout our history, we have been successful in identifying and developing mission-critical solutions for carriers. Through our relationships, ongoing dialogue with customers and participation in various industry organizations, we believe we will continue to identify emerging carrier technology complexities. We believe that our proven internal capabilities position us well to develop innovative services to respond to and solve these industry needs.

•	Capitalize on near-term opportunity in the emerging mobile data market. We are well positioned to capitalize on the emerging mobile data market. Our private IP data service, Inpack, provides connectivity between carriers to allow roaming GSM subscribers to access their home carrier’s data services. Our Message Manager and Multi-Media Service interoperability solutions enables network access, protocol translation and conversion, routing and delivery of SMS and MMS across carrier networks. Our Event Manager solution addresses clearing and financial settlement for IP-based events such as messaging, m-commerce, mobile financial information services and transactions and Internet content.

        Demand is growing for mobile, high-speed access to the Internet, corporate intranet and other data applications while traveling. “Virtual” workspaces are being deployed in airports, hotels, cafés and home offices by wireless Internet service providers (WISPs) in these venues. To meet the demand for this type of wireless connectivity, operators must supplement their networks with wireless local area network (WLAN) or “Wi-Fi” access. Our suite of Wi-Fi services addresses the interoperability and business needs associated with this rapidly emerging service. We believe all of these services will help carriers solve the complexities that arise from the deployment of new wireless data technologies.

•	Penetrate global markets. The number of global wireless subscribers is expected to grow from 1.3 billion in 2003 to over 2.2 billion by 2005, according to the market research firm EMC (London). We are pursuing additional expansion opportunities in markets outside of North America that we believe will experience high growth and consequently have physically located sales and technical support personnel in Europe and Asia Pacific and are targeting opportunities in Central and Latin America, Europe and Asia/Pacific. In February 2003, we opened an office in The Netherlands that is headed by a managing director with a sales and business development staff. The acquisition of Softwright in December 2003 provides us with in-region technical support and development capabilities. We have developed customer relationships with China Unicom, NTT DoCoMo, Hutchison, T-Mobile International, Telefónica and Telstra, among others, many of whom own additional properties throughout the world. Demand for our services globally is driven by carriers’ needs to interconnect national and regional networks to facilitate international wireless roaming and financial clearing and settlement. In addition, complications arising from geographic variations in switch software, message routing standards, network transport and signaling protocols create opportunities to leverage our strong capabilities.

•	Expand customer base. We seek to expand our customer base by targeting new telecommunication carriers, as well as customers outside of the traditional wireless and wireline telecommunication services industry. We believe that our separation from Verizon Communications Inc. may allow us to sell additional services to existing customers and to new customers that are Verizon competitors that may have been concerned that using our services would benefit Verizon. In addition, the convergence of traditional telecommunication networks and IP networks has increased communications complexities and expanded the number of market participants, which include Internet service providers (ISPs), WISPs, content providers, enterprises, mobile virtual network operators (MVNOs) and IP telephony providers. We expect that many of these new market participants will use our technology interoperability, network and call processing services.

•	Opportunistically acquire complementary businesses. We will explore the possibility of acquiring companies that possess complementary service offerings, technologies and/or customer relationships both in the U.S. and internationally. Through these types of acquisitions, we believe we can broaden our market reach, increase our service offering and enhance our ability to continue providing industry-leading solutions to our customers.

Industry Overview

Wireless Industry

The first wireless carriers in the United States built out their wireless networks by purchasing licenses for analog spectrum and deploying networks on a regional basis. Since then the number of domestic wireless carriers has grown significantly to include hundreds of domestic wireless carriers. In order to improve the quality and decrease the cost of wireless services, carriers introduced new technologies, including second generation (2G) digital air-interface protocols (e.g., TDMA, CDMA and GSM). The significant growth in wireless subscribers and wireless calls has driven our growth and we believe this trend will continue. The number of U.S. wireless subscribers has grown from 16 million in 1993 to 158 million in 2003, according to the Cellular Telecommunications and Internet Association (CTIA). The U.S. wireless subscriber base is expected to grow to 185 million by 2007 according to the Telecommunications Industry Association (TIA). According to the TIA and Wilkofsky Gruen Associates, wireless is the fastest growing segment of the telecommunications industry. In 2002, the worldwide wireless subscriber base expanded by 6.3 percent to 905 million, with the largest number of subscribers, 417 million, in Asia Pacific, followed by Western Europe at 308 million. The introduction of 3G services over the next four years is expected to push worldwide growth rates into the double digits. (TIA)

With the introduction by carriers of 2.5G and 3G services, we expect that the technological and business complexities of the wireless industry will continue to increase. These complexities will be compounded by the introduction of new technologies (e.g., wCDMA, CDMA2000, EDGE, GPRS and 1xRTT), the inclusion of new industry participants (e.g., MVNOs, content providers, advertisers and enterprises) and the introduction of new and advanced services (e.g., m-commerce, SMS, mobile data, location, security, privacy and gateway functions). Interoperability providers like us will be needed to ensure that legacy systems communicate with emerging technologies. We believe that we are well positioned to continue developing innovative solutions that address these increasing complexities by utilizing our broad base of technological skills and our well-established reputation within the telecommunication industry.

An added complexity to the wireless industry is the federal mandate requiring carriers to offer WLNP. The implementation of WLNP impacts nearly every system within a carrier’s operations, including network signaling and routing, switch upgrades, billing, point of sale and customer service. The Federal Communications Commission (FCC) mandate, which allows customers to change their telecommunications service provider while keeping their existing telephone number, recommends wireless carriers to change or “port” and activate a customer’s service within 2.5 business hours of the initial customer request. Beginning November 24, 2003, wireless operators in the top 100 U.S. markets had to offer full portability throughout their networks, including the ability to support roaming. In order to port numbers, carriers need to exchange information with other carriers and transmit information to the regional NPACs. Second and third tier markets must comply with the mandate beginning on May 24, 2004. The business and technical impacts of this mandate present significant revenue opportunities for us, as the implementation and management of WLNP technical solutions is not a core competency of carriers.

Network Services

SS7 is the telecommunication industry’s standard network signaling protocol used by substantially all telecommunication carriers to enable the setup and delivery of telephone calls. A telephone call has two components: the call content (e.g., voice, video or data), and the signaling information (e.g., caller information, number called and subscriber validation). The signaling information is transmitted through the SS7 network, parallel to the call networks, thereby eliminating the need to tie up bandwidth on the call network. Specifically, an SS7 network, which can be comprised of hundreds of network links, identifies available call network routes and designates the circuits and switches to be used for each call. This allows the SS7 network to identify the best call routes for connections, to efficiently manage the telephone networks and to generate transaction records for billing and measurement. In addition, use of an SS7 network facilitates access to intelligent network services (e.g., LNP, LIDB, toll-free database and Caller ID). By using our Web-based analysis and reporting services, carriers also have access to our proprietary analysis and reporting services which enable real-time monitoring and management of their networks and troubleshooting of customer care issues.

The increasing demand for the transmission of data requires wireless carriers to support packet-switched communications protocols including IP and General Packet Radio Service (GPRS) in addition to their legacy circuit-switched telecommunication networks. GPRS roaming enables subscribers to access their GPRS-based wireless data services (e.g., public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. We believe that we are well positioned, primarily due to our Inpack service offering, to benefit from the growth in the transmission of this type of data traffic.

Number Porting Services

The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service provider but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers were required to offer WLNP as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and the NPAC. Furthermore, the method for porting a wireline number to a wireless phone is not standardized. We developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for WLNP. Our suite of WLNP services address inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.”

Technology Interoperability

Growth in wireless subscribers and wireless calls has been driven by improved wireless service quality, decreased costs of service and increased wireless telephone coverage. Wireless telephone coverage has increased due to the build out of networks in new and existing markets and increased roaming arrangements among carriers. The increasing importance to carriers of roaming revenue, the continuing growth in roaming transactions and the necessity for seamless regional, national and international service coverage have made revenue assurance, cost management and delivery of quality service increasingly important for carriers. In order to minimize these complexities, and due to the proprietary nature of subscriber billing and activity data, carriers require a trusted third party to act as the primary contact for the processing of roaming, billing and SMS transactions across substantially all network, signaling and billing standards. We believe we are well positioned to capitalize on expected continued growth in the number of wireless roaming telephone calls and SMS messages.

Call Processing

Improvements in air interface protocols have been accompanied by increasing complexities associated with varying network architectures, including various mobile switch types (e.g., Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (e.g., CDMA, TDMA and GSM), distinct billing record formats (e.g., CIBER and TAP) and multiple billing applications. This multiplicity of technologies may require wireless carriers to use a trusted third party to manage certain functions such as (i) identifying and validating a subscriber when roaming, (ii) obtaining permission from a host carrier to deliver a call, (iii) detecting and preventing fraudulent calls, (iv) providing seamless regional, national and international roaming capabilities, (v) ensuring roamers have the same services when roaming as they do in their home market and (vi) ensuring the call is billed appropriately. These services require extensive table-driven data management. Market forces, switch upgrades and WLNP are causing carriers in the U.S. to migrate from using a third party for call processing to establishing direct SS7 connectivity. As a result, we are experiencing a migration to SS7 and a decrease in call processing revenues.

Outsourcing

We believe that carriers will continue to outsource to trusted third parties certain operational functions that would require technical expertise and significant capital to implement in-house. We believe that many wireless carriers currently are capital constrained and are focused primarily on operational issues that most directly affect revenue and subscriber growth. These issues include increasing network capacity, integrating recent acquisitions, reducing customer churn, increasing ARPU and introducing data services. Billing system consolidation, technology interoperability and SS7 networks affect a small percentage of a carrier’s total cost base but can cause significant customer service disruption. We believe that carriers will be reluctant to switch providers or concentrate their strategic focus and capital spending in these areas. In addition, due to the proprietary nature of subscriber billing data, carriers will continue to require a trusted third-party intermediary to provide clearinghouse services in a secure and confidential manner.

History

Our company has been a leading provider of technology interoperability, network and call processing services to the telecommunication industry for more than 15 years. Founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, our business has grown from a set of three roaming facilitation products into a comprehensive suite of services that address the increasing complexities of the telecommunication industry. With our strong technical expertise, we have developed leading solutions to address many of the wireless industry’s most challenging technology issues.

As wireless technologies evolved through the early 1990s, we experienced strong revenue growth and increased demand for new services to serve the growing wireless subscriber base. Our services simplify the interconnection and management of complex and rapidly converging voice and data networks. Our proven internal capabilities position us well to continue developing innovative solutions to enhance the technological advantage of our services and meet the industry’s evolving requirements.

We began offering our suite of services globally during the late 1990s as demand for international roaming interoperability grew. In addition to developing a GSM to IS-41 interoperability solution, we expanded our presence in Latin America and Asia/Pacific with key customers such as Telcel, Telefónica, NTT DoCoMo and most recently, China Unicom.

In 2000, GTE and Bell Atlantic merged to form Verizon, Inc. As part of that transaction, we became an indirect, wholly owned subsidiary of Verizon. In addition, to further broaden our services suite and expand our wireline customer base, we acquired GTE’s Intelligent Network Services business in June of 2000. The integration of this business provided our company with a national SS7 network as well as access to databases for local number portability, toll-free calling and line information database access.

In February 2002, we were acquired by Syniverse Holdings, Inc. (formerly, TSI Telecommunication Holdings, Inc.), a corporation owned by Syniverse Holdings, LLC (formerly TSI Telecommunication Holdings, LLC), whose members include affiliates and co-investors of GTCR Golder Rauner, LLC and members of our senior management. Today, we operate as a business that offers a complete suite of technology interoperability, network and call processing solutions. We believe that we are the largest provider of wireless roaming financial clearing services in the world based on the amount of revenues we receive from wireless carriers. We also operate one of the largest unaffiliated SS7 networks in the United States and provide complementary intelligent network and database services to telecommunication and data network providers. We are also the leading provider of best-in-class subscriber verification, call processing and fraud detection and prevention solutions to the wireless industry.

In February 2003, we opened a European office based in The Netherlands, headed by a managing director for the region. The European team greatly increased exposure for our products and services in the region.

On July 23, 2003, Syniverse Networks, Inc. (formerly TSI Telecommunication Network Services Inc.) acquired Brience, Inc. by merging Brience, Inc. with and into Syniverse Brience, LLC (formerly TSI Brience, LLC), a newly formed wholly owned subsidiary of Syniverse Networks, Inc., with Syniverse Brience, LLC continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks, Inc. Historically, Brience, Inc. developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience, Inc.’s business was limited to selling and servicing its Mobile Processing Server product.

In December 2003, we acquired Softwright Holdings Limited, a United Kingdom-based provider of mobile number portability solutions. The European model for number portability is a call routing system, presenting opportunities for us to secure business by exporting our centralized database and intercarrier communications business model.

Products and Services

We provide a diverse set of network, number porting, technology interoperability, call processing and other outsourcing services to meet the evolving requirements of the telecommunication services industry.

Network Services

Through our diverse network architecture, we provide connectivity to SS7 and other network transport protocols such as X.25, Frame Relay and GPRS. Many of our service capabilities are based on our SS7 network that enables call set up, call delivery and access to intelligent network services such as Caller ID, local number portability and LIDB. SS7 is the industry standard used by almost every switched telephone operator in North America to identify available network routes and to designate the circuit used for each individual telephone call. As a single SS7 and intelligent network services source, we provide our customers cost-effective connectivity to the signaling networks of substantially the entire U.S. public-switched telecommunication network, global connectivity and an array of SS7 network-enabled services. Our SS7 network and related services allow our customers to monitor network performance and subscriber activity on a real-time basis. For our Frame Relay and other network services, the circuits are provided by a variety of global vendors. As a leading independent provider of SS7 network services, we support interoperability through hundreds of network links distributed over six signaling transfer point, or STP, pairs. We have approximately 350 Frame Relay connections (both via public provider or our private Frame Relay backbone). We have 14 customers in North America using our General Packet Radio Service Roaming Exchange, or GRX, network for GPRS service. These customers account for substantially all of the existing domestic traffic for GPRS services.

Our primary network service solutions include INLink, Visibility, SS7 Database Access for intelligent network services, Inpack and CCNS. We generate revenues from these service solutions primarily by charging per-transaction processing fees, circuit fees and port fees.

•	INLink—Our SS7 service, INLink, provides wireless carriers with network connectivity and access to a variety of advanced services and features such as network management, fraud control, call setup, call delivery and intelligent network services (LIDB, LNP and Caller ID). INLink offers seamless connectivity and interoperability regardless of location, switch type, signaling protocol or network protocol.

•	Visibility—Our Visibility services provide wireless carriers with valuable operational analysis tools for real-time monitoring of subscriber activity both within a carrier’s own network and across multiple carrier networks. Visibility allows for timely resolution of customer service issues and for detection and prevention of fraudulent calls. Visibility also enables wireless carriers to view roaming activity in their own markets as well as their subscribers’ roaming activity in other markets, in a user-friendly, Web-based reporting environment. As one of the industry’s most comprehensive SS7 network monitoring and analysis tools, Visibility combines validation, authentication and call delivery messages sent over SS7 networks with similar information from our other services. SS7 information is collected either at our intelligent network STPs or at the carriers’ own STPs. Visibility also gives carriers the ability to reinstate service for subscribers who are experiencing problems while roaming on another carrier’s network without involving the other carrier.

•	SS7 Database Access—Our SS7 network services provide database access for intelligent network services such as local number portability, wireless local number portability, line information database service, toll-free service and Caller ID.

•	Local Number Portability (LNP)—Local number portability allows a wireline telephone subscriber to switch local service providers while keeping the same telephone number. We manage interactions with number portability databases and provide database queries on a per-call basis, thereby allowing carriers to deploy local number portability without the high cost of building their own infrastructure. In 1996, the FCC mandated that incumbent local exchange carriers implement wireline number portability in all major U.S. markets beginning in 1999.

•	Line Information Database (LIDB) Access and Transport—We provide access to line information databases which are developed and maintained by telecommunication carriers that provide subscriber information necessary to provide enhanced services such as validating telephone numbers and billing information. The SS7 network then determines the appropriate database to validate the card number, routes the information to the switch that analyzes the response and determines how to treat the call.

•	Toll-Free Database Access and Transport—Our SS7 network provides access to a database of all toll-free numbers in the United States to provide effective call routing by returning the response to our customer for call routing.

•	Caller Name Database—We develop and maintain calling name database access, allowing carriers to query many regional Bell operating companies and major independent telephone carriers and reduce the “name not available” messages that customers receive. We also manage and operate a database for storage of incumbent local exchange carrier, competitive local exchange carrier and wireless calling name records.

•	Inpack—Inpack is a suite of services that enables subscribers to have seamless access to their home carriers’ GPRS network while roaming both nationally and internationally. Inpack is a GRX offering for GPRS and serves as a virtual private network, or VPN, for other emerging services, such as signaling solutions, billing, clearing and settlement services. The service offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers.

•	CCNS—Our Cellular Carrier Network Services, or CCNS, provide network circuits that interconnect carriers’ cell sites or switches to other switches or network elements across local access transport areas, or LATA, or state boundaries. These circuits can be used for transmitting high-speed data, voice or video.

•	Mobile Processing Server —an integrated software design and development environment for building mobile solutions that provides a compelling user experience across multiple device form factors ranging from cell phones to PDAs.

Number Porting Services

The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service provider but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers were required to offer wireless local number portability as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and NPAC. Furthermore, the method for porting a wireline number to a wireless phone is not standardized. True to our legacy of product innovation and solving industry challenges we developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for wireless local number portability. Our solutions are offered as either service bureau or turnkey, providing flexibility for carriers and creating a significant recurring revenue stream for us. Our suite of WLNP services address pre-provisions, inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.” Our specific services include:

•	Pre-Port Validation – reduces fallout and improves customer service by validating and obtaining certain information prior to submitting a port request to a trading partner.

•	Inter-carrier Communications (ICC) Service Order Activation (SOA) Service Bureau - streamlines the ordering and communication process to the regional NPACs and provides the inter-carrier communications required to exchange a subscriber’s service order information with another carrier before the number can be ported.

•	Inter-carrier Communications (ICC) Clearinghouse - provides a simple way for carriers who have already invested in a service order activation (SOA) application to reach multiple porting partners with a single connection to us. Rather than maintaining dedicated circuits to multiple porting partners, a single connection to our clearinghouse provides a way to exchange porting requests and responses with trading partners.

•	Wireline-to-Wireless Porting – enables wireless carriers to exchange porting messages with wireline carriers by submitting wireless porting requests and wireless porting request responses to us for conversion to appropriate formatting and delivery to wireline carriers.

•	Fallout Management/Port Center - provides troubleshooting and help desk services by knowledgeable, dedicated WLNP customer service representatives to restore normal porting message flow through when an error occurs. Processes SOA and ICC system-generated errors, network connectivity related errors, information errors and other WLNP-related problems requiring manual interaction between a carrier and its trading partners or the NPAC.

•	Workflow Management - organizes, prioritizes, routes, logs and reports required WLNP errors and transactions. This service includes the provision of an automated workflow management tool to support a carrier’s port center operations.

•	LRN Query Service - enables carriers to query a number portability database to determine if a dialed number has been ported in order to route calls in a ported environment. Our LRN Query service provides access to all U.S. regional NPAC databases. If the number has been ported, the service determines how to route the call to the new carrier.

Technology Interoperability Services

We provide the wireless industry with technology interoperability solutions to facilitate the processing of roaming billing and SMS messages and data required for seamless regional, national and international wireless roaming telephone service. To provide ubiquitous service to wireless customers, wireless carriers enter into inter-carrier roaming agreements that govern pricing and business rules associated with one carrier providing service to another carrier’s customers. To manage network availability and to properly bill these subscribers for roaming charges, wireless carriers must exchange data across various billing protocols and integrate that data with their existing billing and management information systems. As the wireless industry has evolved, we have developed solutions that address underlying interoperability complexities including the translation of various network, signaling and billing protocols to allow different wireless carriers to communicate. Our clearinghouse services have established us as the trusted third party for the collection, translation and distribution of the information required to initiate, complete, monitor and bill telecommunication services provided by one carrier to numerous other carriers’ customers. Our services are also used to clear roaming traffic between multiple billing systems within a single carrier. We are the largest wireless clearinghouse in the United States, processing nearly 60% based on wireless subscribers.

Our primary technology interoperability services that we offer for clearing and financial settlement are ACCESS, ACCESS S&E, UniRoam, Access Revenue Management and Message Manager. These services allow the exchange of proprietary subscriber billing data through a trusted third party on a secure and confidential basis, ensuring the timely exchange of roaming data and compliance with established business rules for roaming activity between carriers. We primarily generate revenues by charging per-transaction processing fees.

•	ACCESS—Our primary clearing and financial settlement service, ACCESS, enables the timely exchange of billing data between domestic and international wireless service providers, accurately converts and processes multiple billing protocols and manages complex accounting procedures. ACCESS simplifies the exchange of CIBER billing data between IS-41-based carriers (CDMA, TDMA, AMPS) and their roaming partners. This service generates user-friendly, on-line reports with daily and monthly summaries of key data.

•	ACCESS S&E—ACCESS S&E is our service that provides ACCESS-like functionality to GSM carriers. ACCESS S&E provides for the exchange of billing data between GSM carriers and their GSM and IS-41 roaming partners. ACCESS S&E also has Web-based reporting systems that provide daily and monthly summaries of key data.

•	UniRoam—UniRoam simplifies interstandard and international roaming (IS-41/GSM) by providing carriers with subscriber call origination, automatic call delivery and home wireless system billing. UniRoam provides interoperability between different cellular network protocols, including ANSI-41/CIBER (used in CDMA, TDMA and AMPS networks) and GSM-MAP/TAP, using our network and infrastructure as a common point of mediation and provides seamless coverage across international borders.

•	Access Revenue Management—Access Revenue Management, or ARMS, is a secure, end-to-end solution that provides wireline carriers with the data collection, conversion, rating, billing and reporting necessary to assure revenue from carrier access billing and reciprocal compensation. We collect data from various record formats and provide analytical tools, rating and conversion services to enable carriers to optimize revenues from inter-carrier access billing.

•	Message Manager—Our Message Manager solution enables network access, protocol translation, routing and delivery of short message service (SMS) messages across carrier networks. According to Mobile Lifestream, the number of short messages sent on a world-wide basis via SMS is expected to grow to approximately 79 billion per month in 2005 from approximately 20 billion per month in 2000. As SMS use grows, the demand will increase for interoperability, network and value-added services to enable seamless delivery and receipt of these messages.

•	Event Manager—Event Manager addresses a variety of wireless Internet events including messaging, m-commerce, mobile financial, Internet content, intranet access, entertainment and location-based applications. It simplifies the management and administration of the business relationships established between content providers and wireless operators, as well as that between wireless operators and their subscribers. This solution facilitates virtual roaming with wireless Internet partners, via data collection, rating, clearing and settlement and reporting of wireless data records for wireless operators and content providers.

Call Processing Services

We developed many of the wireless industry’s first and leading solutions for wireless subscriber verification, call processing and technical fraud detection and prevention. For a wireless subscriber to make and accept calls, as well as to access custom services while roaming on another operator’s network, the host operator must validate with the home operator that the customer is an authorized subscriber on a specified service plan. As the wireless industry has evolved, we have developed subscriber verification and call delivery solutions that address interoperability complexities by translating and converting various network, signaling and billing protocols to facilitate wireless roaming service coverage and telephone call delivery. Our comprehensive, integrated fraud management solutions employ advanced technologies to provide flexible, efficient fraud detection and fraud prevention, regardless of switch type, software release version or industry standard. Our integrated service offerings provide a total authentication solution and comprehensive protection for subscribers.

Our primary call processing services are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX. We generate revenues from these services primarily by charging per-transaction processing fees and licensing software.

•	FraudManager—Our FraudManager solution verifies a subscriber’s eligibility to receive service while roaming in another carrier’s market. This is enabled by our proprietary call processor, which can replicate mobile switching center functionality to serve functions such as the Home Location Register (HLR) or Visited Location Register (VLR). The call processor can also communicate with carriers’ switches on a peer-to-peer basis, thereby replicating home, visited or foreign Mobile Switching Center (MSC) functionality. This provides the capability to expeditiously and cost-effectively address industry and customer issues without being dependent upon third-party switch manufacturers (e.g., Lucent, Motorola, Nortel). FraudManager is recognized as one of the industry’s premier pre-call validation services that detects and blocks a fraudulent call on an invalid user’s first attempt.

•	Follow Me Roaming Plus—Follow Me Roaming Plus (FMR Plus) is an advanced call delivery system that provides roaming subscribers with seamless activation and call delivery when traveling between IS-41 markets. The service facilitates roaming by creating a temporary identity for roaming subscribers in visited networks and allows them to maintain their custom calling features while roaming. Our FMR Plus solution enables carriers to provide seamless roaming through compatibility with all major switch types and interoperability with non IS-41 environments.

•	Key Management Center—Our Key Management Center provides carriers with an affordable authentication service to prevent wireless fraud. In the authentication process, the exchange of authentication keys (A-Key) between carriers and multiple wireless equipment manufacturers requires establishing numerous electronic data interchange (EDI) connections. Both wireless carriers and wireless equipment manufacturers can benefit from the increased efficiency and security of using us as a single source to coordinate storage, retrieval and distribution of A-Keys. By doing so, A-Key distribution and management between manufacturers and wireless carriers are greatly simplified. Administrative and network costs are reduced. Wireless carriers also save the costs of developing secure storage and EDI transmission capabilities.

•	FraudX—FraudX is our technical fraud detection and prevention solution. Our fraud profiling system uses near real-time data from mobile switches to create a unique profile for each subscriber, based upon the subscriber’s incoming and outgoing call records. After the subscriber profiles are established, FraudX continually compares each subscriber’s calling activity to his or her profile and to known fraudulent profiles, constantly monitoring events and generating alerts in case of usage pattern deviation. FraudX also allows for subtle variations in subscriber activity and updates the subscribers’ profiles with new, legitimate calling patterns as they emerge.

Other Outsourcing Services

We also offer several unrelated, value-added outsourcing services that were developed to assist mobile operators in attracting and retaining high value enterprise and corporate accounts, as well as leveraging unique applications such as telematics.

Our primary other outsourcing services include STREAMLINER and Fleet-On-Track.

•	STREAMLINER—STREAMLINER allows wireless carriers to present their enterprise customers with a single consolidated bill when service is provided by multiple carriers across different markets. This solution also helps enterprise customers to better understand their wireless invoice by providing a tool that analyzes complex business account structures and large volumes of usage data.

•	Fleet-On-Track—Fleet-On-Track is a platform technology that enables trucking and other distribution companies to track their fleets of vehicles throughout the country, providing for better utilization and resource management. This solution was a precursor to our work as the original developer of the OnStar technology that provides wireless access to directions, restaurant guides and emergency roadside assistance.

Customers

We serve more than 290 telecommunication service providers in 26 North American, Latin American, Asia Pacific and European countries with our extensive portfolio of solutions. We maintain strong and collaborative relationships with our customers, which include wireless and wireline carriers such as ALLTEL, AT&T Wireless, Cingular Wireless, Dobson Communications, Nextel, Sprint PCS, U.S. Cellular Corp. and Verizon Wireless as well as wireline carriers such as XO Communications, Allegiance, Mpower and US Lec. We also serve wireless companies in Latin America, Asia Pacific and Europe, including China Unicom, NTT DoCoMo, T-Mobile International and Telefónica, among others. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 57.8% of our revenues for the year ended December 31, 2003. Our largest customer is Verizon (Verizon Wireless, Verizon Network Services and other Verizon affiliates), which accounted for approximately 23.3%, 31.0%, and 33.9%, of our revenues in 2003, 2002 and 2001, respectively. We have a revenue guaranty agreement with respect to revenues from Verizon Wireless through December 31, 2005. Our customer base includes wireless companies in the U.S., Latin America, Asia/Pacific and Europe. In addition, we also provide services to wireline providers such as competitive local exchange carriers, local exchange carriers and interexchange carriers.

Historically, we have experienced a low level of customer turnover and have contract renewal rates averaging approximately 88% over the last three years. Our dedication to provide superior solutions and services to our customers is evident in that we currently serve all of the top ten wireless carriers in the U.S., many premier wireline providers and a growing customer base outside the United States.

Sales and Marketing

As of December 31, 2003, our Sales and Marketing organizations include 109 people who work together to identify and address customer needs and concerns, deliver comprehensive services, develop a clear and consistent corporate image and offer a best-in-class customer support system designed to give customers efficient, courteous and expert advice on a timely basis.

•	Sales. The sales department was reorganized from a centralized sales force to a globally focused sales force in 2002 to better serve the needs of existing customers and to identify new opportunities more quickly. Sales directors are organized geographically with individuals responsible for North America, Central and Latin America, Asia Pacific and Europe/Middle East/Africa. Regional sales managers are located throughout the U.S. to serve top tier customers in the Northeast, Northwest, Midwest and the Southern U.S. Account managers are product specialists and work as a team with the regional sales managers and directors to respond to customer needs. Compensation for our sales force is composed of an industry-competitive base salary and a variable component based on sales quota attainment.

•	Marketing. Our marketing organization is comprised of channel distribution managers, product managers and marketing services employees. Channel distribution managers are responsible for working with the sales organization to develop specific pricing options, current and future product needs, revenue forecasts and projected market opportunities. Our product managers are responsible for managing the product’s positioning through the life cycle as well as managing costs and initial pricing. This includes development of a product plan, product development requirements, resource planning and vendor management if appropriate. Each product manager coordinates a cross-functional product team with participants from several functional areas within our organization including sales, technology and operations. These product team participants are responsible for coordinating the execution of the product plan within their functional teams. Marketing services employees work with channel distribution managers and product managers to determine appropriate allocation of funding for and coordinate advertising, promotions, media relations, speaking opportunities, trade shows and our users’ group.

Operations and Customer Support

As of December 31, 2003, we had 183 employees from a number of groups within our organization dedicated to managing our own internal operations and processes and supporting our customers.

•	Internal Operations Support. Our Internal Technology Support group manages our internal hardware and software technology program as well as the LAN, Internet, email and departmental server data centers for our employees. This group is responsible for the Syniverse Solution Gateway, our system for customer problem management, and also provides management information software solutions and support that enable efficient operations within our organization. Other internal operations functions include information security, supplier management, facilities management and disaster recovery. All provide mission-critical support to our employees in achieving strategic objectives and help ensure our ability to continue to serve our customers effectively.

•	Customer Service, Documentation and Training. Our Customer Service organization provides “front-line” support for our services to our global customers. New support personnel are recruited for their multi-lingual, interpersonal and customer care skills, and are provided intensive product training prior to accepting direct customer interface responsibility. Our Documentation and Training group publishes the technical documentation accompanying our portfolio of services in multiple languages, and also travels nationally and internationally to provide strategic customer training in our services suite. The group has established world-class training facilities in Tampa, where it sponsors regular customer and employee program offerings, and has also developed Web-based real-time training that our customers have successfully utilized as a remote training option.

Technology

As of December 31, 2003, the Technology group was comprised of 223 professionals. This group performs all functions associated with the design, development, testing, implementation and operational support of our services. The Technology group balances technology and business priorities and enhances our ability to deliver timely and cost-effective solutions.

The primary functions of the Technology group include:

•	Product Development and Life Cycle. These groups deliver new product developments, enhancements and maintenance releases in a timely manner and develops integrated solutions that address customer needs across multiple areas including billing, messaging, decision support and reporting. These groups also constantly monitor technology developments to ensure that we leverage our legacy investments while developing new technologies that provide flexible and cost effective solutions to our customers.

•	Operational Support Services. These groups provide 24x7 hour operational support for our products to ensure a high level of service and system availability to our customers. These groups work with the other Technology groups to identify and implement proactive measures to meet our customer commitments.

•	Technology Services. This group is responsible for maintaining the high overall quality of customer service through centralized testing, system/data base administration and configuration management. This group also works with our vendors on system performance management, capacity planning and system tuning.

Network Operations

As of December 31, 2003, we had 69 employees dedicated to network provisioning, monitoring and support.

•	Network Operations Center. We maintain a state-of-the-art Network Operations Center (NOC) that actively monitors our applications network and our connections to our customers, providing support both domestically and internationally 24 hours a day, seven days a week, 365 days a year. Our NOC proactively identifies potential application, operating system, network, switch connectivity and call processing problems and manages those problems through resolution with customers in conjunction with IXCs, LECs, field engineering, our internal product support and product development teams, and hardware and software vendors.

•	Network Services. This group designs, develops and supports our SS7 and IP-based Intelligent Network Service offerings and works closely with our other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions which meet our customers’ needs.

Business Development and Strategy

As of December 31, 2003, our Business Development and Strategy organization is composed of 12 people and is responsible for strategy development, new business initiatives, first office applications, technology planning and market planning. This group is responsible for developing integrated and achievable short– and long-term business plans in support of our vision and strategic plan. This responsibility extends from initial concept through first customer implementation, including strategic partnership development and contract negotiations. This group develops strategies that leverage technology evolution and designs solutions to technical problems associated with our core business and new business initiatives.

Employees

As of December 31, 2003, we had approximately 672 employees, none of whom are represented by a union. We believe our relations with employees are good.

Competition

We believe we are the only company that offers a full suite of technology interoperability, network and call processing services. However, we compete with a number of U.S. and international companies in specific areas of our business.

•	Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone (SNET), Transaction Network Services (TNS) and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our Inpack packet data network service competes with a variety of carriers including Sonera and Cable & Wireless in the U.S. and also Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•	Number Porting Services - Our primary competitors in the United States for WLNP services are VeriSign, NeuStar and Telcordia and to a lesser degree, Evolving Systems. In Europe, Ernst & Young Cap Gemini and Accenture as well as several other companies offer mobile number portability solutions, however the standard mobile number portability processes in Europe are not centralized or automated on the scale of our WLNP systems and processes.

•	Technology Interoperability Services. Our primary competitors in the U.S. technology interoperability market are EDS and VeriSign. Internationally, our ACCESS and ACCESS S&E services compete with EDS, MACH and Dan Net. In the wireline clearinghouse services marketplace, we encounter Communications Data Group (CDG), INTEC Telecom Systems/CHA Systems, Aptis/EUR Data Center and Daleen Technologies. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•	Call Processing Services. Our call processing services primarily compete with turnkey products from vendors such as Logica and HNC Software/Systems Link. Internationally, we compete primarily with turnkey product vendors such as Logica. Our subscriber verification and key management services compete with CMG Telecommunication Inc., DSC Communications, HNC Software/SystemsLink and others. Our wireless fraud prevention solutions compete primarily with carrier-deployed software solutions from Bassett Telecom Solutions, HNC Software/SystemsLink, Compaq, Dynamics Research Corp (DRC), ECTel, Lightbridge/Corsair and others. Also, certain carriers may choose to deploy in-house call processing and fraud detection and prevention solutions.

•	Other Outsourcing Services. We compete with Boston Communications Group, Lightbridge/Corsair, HNC Software/SystemsLink and others in the provisioning of prepaid wireless account management services. Certain wireless carriers have developed their own services rather than utilize our STREAMLINER service.

Competitive factors in the market for our services primarily include breadth and quality of services offered, price, development capability and new product innovation.

Governmental Regulation

We are not subject to the direct regulation of the FCC or any state utility regulatory commission. Some of our customers, however, may be subject to federal or state regulation that could have an indirect effect on our business. Because we do not provide voice-grade or data services that are deemed to be common carrier telecommunication services, we do not anticipate that our services will be subject to regulation by the FCC or state public utility commissions.

Environmental Regulation

We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment and health and safety. Among the many environmental requirements applicable to us are laws relating to air emission, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, we believe that we are currently in substantial compliance with applicable environmental requirements.

We are also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are not aware of any material releases for which we may be liable under CERCLA or any other environmental or health and safety law.

We do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of our business, and we cannot assure you that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Intellectual Property Rights

We consider our patents, patent licenses and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through U.S. and foreign patent and trademark registrations. Certain of our patents are also important individually. We currently maintain 50 registered trademarks and 12 patents in the United States and in foreign countries. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. Concurrent with our purchase from Verizon Communications by Syniverse, we entered into an intellectual property agreement with Verizon Communications and Verizon Information Services pursuant to which:

•	we and the Verizon companies each conveyed an undivided joint ownership interest to the other in certain of our respective unregistered intellectual property;

•	the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain of our respective registered intellectual property to us and our affiliates;

•	we granted a limited royalty-free, non-exclusive, worldwide license of certain of our registered intellectual property to the Verizon companies and their affiliates;

•	the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain third-party intellectual property to us pursuant to their right to sublicense such materials;

•	the Verizon companies conveyed and transferred to us certain of their intellectual property; and

•	the Verizon companies and their affiliates generally agreed to be indefinitely prohibited from using any of the intellectual property that we license to them under the intellectual property agreement to offer goods or services that compete with us, whether such goods or services are provided to third parties or used internally.

See “Certain Relationships and Related Transactions—Intellectual Property Agreement.”

ITEM 2. PROPERTIES

As of December 31, 2003, our principal facility was 188,882 square feet of leased office space in Tampa, Florida that we use for headquarters and administration purposes. The lease expires on October 31, 2006, subject to renewal terms. We lease several other small immaterial facilities for office space and STP equipment storage.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business. As of December 31, 2003, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts or probable loss accruals.

The most significant of the claims, in terms of dollars sought, is described below.

SBC Communications, Inc. Jibia SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7.3 million, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. They have also declined to pay us an additional $1.9 million related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum they claim is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC also filed a motion to dismiss on the grounds of a lack of jurisdiction. We dispute this claim. On October 6, 2003 Southwestern Bell Telephone, L.P. filed a breach of contract claim against us in state court in Texas seeking approximately $2.0 million. We have retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. We are also denying this claim and intend to vigorously defend ourselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our no par value common stock, which is owned of record by Syniverse Inc., a company which is wholly owned by Syniverse LLC. Likewise, there is currently no established public trading market for Syniverse LLC securities.

We have not paid any dividends on our common stock during the past fiscal year and do not intend to pay dividends on our common stock in the foreseeable future.

On February 14, 2002, Syniverse Holdings, Inc. (formerly TSI Telecommunication Holdings, Inc.), a wholly owned subsidiary of Syniverse Holdings, LLC (formerly TSI Telecommunication Holdings, LLC), acquired us by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into us. Pursuant to the merger agreement, Verizon received merger consideration equal to $770.0 million in cash. Syniverse LLC is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans and certain other members of our management, who we collectively refer to as the “equity investors.” In connection with this transaction, Syniverse LLC sold to the equity investors approximately $255.3 million in cash of Syniverse LLC Preferred and Common Units. The sales were nonpublic offerings by Syniverse LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additional information regarding these and other sales is set forth under the heading “Certain Relationships and Related Transactions—Senior Management Agreements” and “Certain Relationships and Related Transactions—Purchase Agreements.”

Syniverse Holdings, LLC sold 900,900.9 common units to F. Terry Kremian in December 2003 pursuant to a Senior Management Agreement. Each common unit was sold at a price of $0.0333 per unit. This sale was exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2002 and 2003 and for the fiscal years ended December 31, 2001 and 2003, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data set forth below are not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere in this report.

As a result of applying the required purchase accounting rules, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date.

The term “successor” refers to Syniverse Holdings, LLC and all of its subsidiaries, including Syniverse Technologies, Inc., following the acquisition of the company on February 14, 2002. The historical financial results of Brience, Inc., from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Brience, Inc., through July 23, 2003, which is the date that we acquired Brience, Inc., are included in the financial results of the successor because this acquisition is accounted for as a combination of entities under common control, similar to a pooling of interests. The term “predecessor” refers to Syniverse Technologies, Inc. prior to being acquired by Syniverse Holdings, Inc. on February 14, 2002.

	Predecessor				Successor
	Year Ended December 31,			Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
Statement of Operations Data:
Revenues	$277,680	$315,936	$361,358	$39,996	$296,044	$271,408

Costs and expenses:
Cost of operations	141,979	150,156	169,025	20,655	130,364	109,744
Sales and marketing	21,513	24,265	24,348	2,614	22,706	18,631
General and administrative	30,848	45,721	41,245	3,001	42,630	39,881
Provision for (recovery of) uncollectible accounts	200	2,203	2,207	1,340	(693)	466
Depreciation and amortization	8,866	13,061	15,203	1,464	33,285	37,319
Restructuring	—	—	—	—	2,845	2,164
Impairment losses on intangible assets	—	—	—	—	—	53,712

	203,406	235,406	252,028	29,074	231,137	261,917

Operating income	74,274	80,530	109,330	10,922	64,907	9,491
Other income (expense), net:
Interest income	2,802	3,087	3,903	432	965	768
Interest expense	(2,822)	(22)	—	—	(54,105)	(58,128)
Other, net	6	4	(80)	(19)	(275)	—

	(14)	3,069	3,823	413	(53,415)	(57,360)

Income (loss) from continuing operations before provision for income taxes	74,260	83,599	113,153	11,335	11,492	(47,869)
Provision for income taxes	28,156	32,548	43,895	4,418	9,320	10,057

Income (loss) from continuing operations	46,104	51,051	69,258	6,917	2,172	(57,926)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(1,541)	—

Net income (loss)	46,104	51,051	69,258	6,917	631	(57,926)
Preferred unit dividends	—	—	—	—	(22,952)	(28,581)

Net income (loss) attributable to common shareholders’/unitholders’	$46,104	$51,051	$69,258	$6,917	$(22,321)	$(86,507)

Other Financial Data:
Revenues (excluding Off-Network Database Query Fees)	$224,664	$257,317	$292,241	$31,408	$234,927	$241,879
Net cash provided by (used in):
Operating activities	52,985	55,218	131,281	1,185	57,765	48,366
Investing activities	(18,426)	(10,634)	(99,831)	34,781	(12,278)	(18,883)
Financing activities	(34,559)	(42,000)	(33,750)	(11,250)	(44,196)	(63,374)
Capital expenditures	19,778	12,956	10,406	606	12,278	18,280
Ratio of earnings to fixed charges (a)	24.46	197.70	245.39	193.12	1.18	0.19

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$2,584	$284	$25,000	$42,190	$8,299
Property and equipment, net	24,881	24,387	23,656	23,306	33,728	33,548
Total assets	126,386	198,380	247,867	159,457	833,068	730,271
Total debt, net of discount	—	—	—	—	505,850	449,375
Shareholders’/unitholders’ equity	74,550	117,307	153,104	133,510	270,791	213,776

Reconciliation to adjusted EBITDA (b):
Net income (loss) as reported	$46,104	$51,051	$69,258	$6,917	$631	$(57,926)
Restructuring	—	—	—	—	2,845	2,164
Interest (income) expense, net	20	(3,065)	(3,903)	(432)	53,140	57,360
Depreciation and amortization	8,866	13,061	15,203	1,464	33,285	37,319
Impairment losses on intangible assets	—	—	—	—	—	53,712
Provision for Income taxes	28,156	32,548	43,895	4,418	9,320	10,057
Loss from discontinued operations	—	—	—	—	1,541	—
Pre acquisition
Brience EBITDA loss (gain)	—	—	—	—	11,078	1,815

Adjusted EBITDA	$83,146	$93,595	$124,453	$12,367	$111,840	$104,501

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings are defined as pre-tax income from continuing operations. Fixed charges are the sum of (i) interest expense, (ii) amortized premiums, discounts and capitalized expenses related to indebtedness and (iii) an estimate of the interest within rental expense.

(b)	Adjusted EBITDA is determined by adding net interest income (expense), income taxes, depreciation, amortization, impairment losses on intangible assets, restructuring charges and (income) loss from discontinued operations to Syniverse’s net income (loss), and Brience’s pre-acquisition EBITDA loss (gain) from net income (loss). We present adjusted EBITDA because it is generally accepted as providing useful information regarding a company’s ability to service and/or incur debt. In addition, it is used in some of our debt covenants and our executive compensation and bonus plans. You should not consider adjusted EBITDA in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On February 14, 2002, Syniverse Holdings, Inc. (formerly TSI Telecommunication Holdings, Inc.) acquired Syniverse Technologies, Inc. (formerly, TSI Telecommunication Services Inc.) by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into Syniverse Technologies, Inc. Syniverse Holdings, Inc. is wholly owned by Syniverse Holdings, LLC (formerly TSI Telecommunication Holdings, LLC). Syniverse Holdings, LLC and Syniverse Holdings, Inc. have no operations other than their ownership of their direct and indirect subsidiaries.

As a result of applying the required purchase accounting rules, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term “successor” refers to Syniverse LLC and all of its subsidiaries, including Syniverse Technologies, Inc. following the acquisition on February 14, 2002. The term “predecessor” refers to Syniverse Technologies, Inc. prior to being acquired by Syniverse Holdings, Inc.

Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

The acquisition from Verizon was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common unitholders’ has been reduced.

On July 23, 2003, Syniverse Networks, Inc. (formerly TSI Telecommunication Network Services Inc.) acquired Brience, Inc. by issuing 100,000 common units of Syniverse Holdings, LLC and merging Brience, Inc. with and into Syniverse Brience, LLC (formerly TSI Brience, LLC), a newly formed wholly owned subsidiary of Syniverse Networks, Inc., with Syniverse Brience, LLC continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks, Inc.

At the time of the Brience, Inc. merger, funds associated with GTCR Golder Rauner, LLC had a controlling interest in both Brience, Inc. and Syniverse Holdings, LLC. As a result, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience, Inc. were combined at their historical amounts as of the date that GTCR Golder Rauner, LLC had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience, Inc. have only been combined for the periods during which Syniverse Holdings, LLC and Brience, Inc. were under common control of funds associated with GTCR Golder Rauner, LLC. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience, Inc. beginning on the date when funds associated with GTCR Golder Rauner, LLC had common control of both entities (February 14, 2002). For the minority interest of Brience, Inc. not owned by GTCR Golder Rauner, LLC affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of our financial statements.

On December 19, 2003, Syniverse Technologies, Inc. acquired all the outstanding shares of Softwright Holdings Limited for $775 cash and the assumption of liabilities of $1,268. The acquisition was accounted for using the purchase method of accounting, and hence the results of operations of Softwright have been included since December 19, 2003.

Our consolidated financial statements include the accounts of Syniverse Holdings, LLC (Syniverse LLC, formerly TSI Telecommunication Holdings LLC), Syniverse Holdings, Inc. (Syniverse Inc., formerly TSI Telecommunication Holdings Inc.), Syniverse Technologies, Inc. (Syniverse, formerly TSI Telecommunication Services Inc.), Syniverse Finance, Inc. (Syniverse Finance, formerly TSI Finance Company), Syniverse Networks, Inc. (Syniverse Networks, formerly TSI Telecommunication Networks Inc.), Syniverse Technologies, BV (formerly TSI Telecommunication Services, BV), and for periods beginning on and after February 14, 2002, Syniverse Brience, LLC (Syniverse Brience, formerly TSI Brience, LLC) and Softwright Holdings Limited (Softwright). All significant intercompany balances and transactions have been eliminated.

Introduction

We provide a diverse set of services to meet the evolving requirements of the telecommunications industry. Our services are categorized into the following groups:

•	Network Services - We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS. We also offer software and services that enable secure application and mobile data communication across multiple devices, software platforms, and networks. Mobile Processing Server (MPS) is an integrated software design and development environment for building mobile solutions that provide a compelling user experience across multiple device form factors ranging from cell phones to PDAs.

•	Number Porting Services - The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service provider but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers in the top 100 markets were required to offer wireless local number portability as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and the Number Portability Administration Center (NPAC). Furthermore, the method for porting a wireline number to a wireless phone is not standardized. We developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for WLNP. Our suite of WLNP services address inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.” Our specific services include Pre-Port Validation, Inter-carrier Communication (ICC) Service Order Activation (SOA) Service Bureau, Inter-carrier Communications (ICC) Clearinghouse, Wireline-to-Wireless Porting, Fallout Management/Port Center, and Workflow Management.

•	Technology Interoperability Services - We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Access Revenue Management and Message Management.

•	Call Processing Services - We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•	Other Outsourcing Services - We provide other value-added outsourcing services including a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are STREAMLINER and Fleet-On-Track.

Revenues

Our revenues are primarily derived from the sale of our Network Services, Number Porting Services, Technology Interoperability Services and Call Processing Services to telecommunication providers throughout the world. To a lesser extent, we also generate revenues from Other Outsourcing Services. In order to encourage greater usage, we negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, we expect the average price per transaction for many of our products to decline as customers increasingly use our services.

We believe there is minimal seasonality in our business. However, there is generally a slight increase in wireless roaming telephone usage traffic and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. Syniverse also provides turnkey software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care. Beginning in 2004, we will also have amortization related to certain intangible assets established in our purchase accounting for Softwright.

Results of Operations

Our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the twelve months ended December 31, 2002, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and included explanations about the effects of purchase accounting. The full twelve months ended December 31, 2002 are referred to as “combined” herein.

The following table presents an overview of our results of operations for the years ended December 31, 2002 and 2003:

	Predecessor		Successor		Successor		2002 vs. 2003 Change
	Period from January 1 to February 13, 2002	% of Revenues	Period from February 14 to December 31, 2002	% of Revenues	Year Ended December 31, 2003	% of Revenues
							$	%
Revenues:
Off-Network Database Query Fees	$8,588	21.5%	$61,117	20.6%	$29,529	10.9%	$(40,176)	(57.6)%
Other Network Services	14,103	35.2%	99,647	33.7%	111,845	41.2%	(1,905)	(1.7)%

Total Network Services	22,691	56.7%	160,764	54.3%	141,374	52.1%	(42,081)	(22.9)%
Number Porting Services	—	0.0%	860	0.3%	5,469	2.0%	4,609	535.9%

Technology Interoperability Services	8,464	21.2%	70,215	23.7%	66,536	24.5%	(12,143)	(15.4)%
Call Processing Services	6,429	16.1%	46,336	15.7%	42,764	15.8%	(10,001)	(19.0)%
Other Outsourcing Services	2,412	6.0%	17,869	6.0%	15,265	5.6%	(5,016)	(24.7)%

Total revenues	$39,996	100.0%	$296,044	100.0%	$271,408	100.0%	$(64,632)	(19.2)%
Costs and expenses:
Cost of operations	20,655	51.6%	130,364	44.0%	109,744	40.4%	(41,275)	(27.3)%
Sales and marketing	2,614	6.5%	22,706	7.7%	18,631	6.9%	(6,689)	(26.4)%
General and administrative	3,001	7.6%	42,630	14.4%	39,881	14.7%	(5,750)	(12.6)%
Provision for (recovery of) uncollectible accounts	1,340	3.3%	(693)	(0.2)%	466	0.2%	(181)	(28.0)%
Depreciation and amortization	1,464	3.7%	33,285	11.2%	37,319	13.8%	2,570	7.4%
Restructuring	—	0.0%	2,845	1.0%	2,164	0.8%	(681)	(23.9)%
Impairment losses on intangible assets	—	0.0%	—	0.0%	53,712	19.7%	53,712	100.0%

	29,074	72.7%	231,137	78.1%	261,917	96.5%	1,706	0.7%

Operating income	10,922	27.3%	64,907	21.9%	9,491	3.5%	(66,338)	(87.5)%

Other income (expense), net:
Interest income	432	1.1%	965	0.4%	768	0.3%	(629)	(45.0)%
Interest expense	—	0.0%	(54,105)	(18.3)%	(58,128)	(21.4)%	(4,023)	7.4%
Other, net	(19)	0.0%	(275)	(0.1)%	—	0.0%	294	(100.0)%

	413	1.0%	(53,415)	(18.0)%	(57,360)	(21.1)%	(4,358)	8.2%

Income (loss) from continuing operations before provision for income taxes	11,335	28.3%	11,492	3.9%	(47,869)	(17.6)%	(70,696)	(309.7)%
Provision for income taxes	4,418	11.0%	9,320	3.2%	10,057	3.7%	(3,681)	(26.8)%

Income (loss) from continuing operations	6,917	17.3%	2,172	0.7%	(57,926)	(21.3)%	(67,015)	(737.3)%
Loss from discontinued operations	—	0.0%	(1,541)	(0.5)%	—	0.0%	1,541	(100.0)%

Net income (loss)	6,917	17.3%	631	0.2%	(57,926)	(21.3)%	(65,474)	(867.4)%
Preferred unit dividends	—	0.0%	(22,952)	(7.7)%	(28,581)	(10.6)%	(5,629)	24.5%

Net income (loss) attributable to common shareholders/unitholders	$6,917	17.3%	$(22,321)	(7.5)%	$(86,507)	(31.9)%	$(71,103)	461.6%

Comparison of the year ended December 31, 2003, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002

As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting.

The historical financial results of Syniverse Brience, from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Syniverse Brience, through July 23, 2003, which is the date that we acquired Syniverse Brience, are included in our financial results for the applicable periods because this acquisition is accounted for as a combination of entities under common control, similar to a pooling of interests.

Total revenues were $271.4 million for 2003 as compared to combined revenues of $336.0 million for 2002, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002. The decrease of $64.6 million was due to declines in each revenue category except Number Porting Services for 2003, as compared to combined 2002.

Network Services revenues were $141.4 million (including $29.5 million of Off-Network Database Query Fees) for 2003 as compared to combined revenues of $183.5 million (including $69.7 million of Off-Network Database Query Fees) for 2002. The decrease of $42.1 million was primarily due to $40.2 million less of lower Off-Network Database Query Fees and lower Visibility Services volumes offset by increases in our network transport product and other SS7 services. The decrease in Off-Network Database Queries was driven by customers moving to direct billing arrangements with third party database providers. As a service to our customers, we have offered the ability to be billed through us for database dips with third party providers. This cost was passed through to our customers with little or no margin.

Number Porting Services revenues were $5.5 million for 2003, which includes wireless number pooling, porting and amortization of deferred implementation fees. Due to the November 24, 2003 WLNP implementation date, our 2003 results include only five weeks of revenue from the WLNP products.

Technology Interoperability Services revenues were $66.5 million for 2003 as compared to combined revenues of $78.7 million for 2002. The decrease of $12.2 million is primarily due to lower volumes from our Access Revenue Management product due to the termination of an agreement with Adelphia Business Systems in 2003 and to lower revenues due to contract renewals for certain customers at lower rates. This is offset by increases in our Access S&E product, which is used for GSM settlement.

Call Processing Services revenues were $42.8 million for 2003 as compared to combined revenues of $52.8 million for 2002. The decrease of $10.0 million is due to the expected lifecycle migration by carriers who are moving off our call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks. We expect this migration to be accelerated by the complexities associated with WLNP, which requires carriers to use more advanced technology.

Other Outsourcing Services revenues were $15.3 million for 2003 as compared to combined revenues of $20.3 million for 2002. The decrease of $5.0 million is primarily due to a customer moving off our prepaid wireless solution. We do not plan to continue offering this prepaid wireless service in 2004 and beyond.

Cost of operations was $109.7 million for the year ended December 31, 2003. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $130.3 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $151.0 million for the year ended December 31, 2002. The decrease of $41.3 million for 2003 as compared to combined 2002 was primarily due to lower Off-Network Database Query Fees and the workforce restructurings that occurred in April and August of 2002 and February and July 2003. Cost of operations as a percentage of revenues were 40.4% in the year ended December 31, 2003, as compared to 51.6% in the period from January 1, 2002 to February 13, 2002, and 44.0% in the period from February 14, 2002 to December 31, 2002 for a combined total of 44.9% in the period from January 1, 2002 to December 31, 2002.

Sales and marketing expenses were $18.6 million for the year ended December 31, 2003. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $22.7 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $25.3 million for the year ended December 31, 2002. The decrease of $6.7 million for 2003 as compared to combined 2002 was due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in the workforce in April and August of 2002 and February and July 2003. Sales and marketing expenses as a percentage of revenues were 6.9% in the year ended December 31, 2003, as compared to 6.5% in the period from January 1, 2002 to February 13, 2002 and 7.7% in the period from February 14, 2002 to December 31, 2002 for a combined total of 7.5% in the period from January 1, 2002 to December 31, 2002.

General and administrative expenses were $39.9 million for the year ended December 31, 2003. General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $42.6 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $45.6 million for the year ended December 31, 2002. The decrease of $5.7 million for 2003 as compared to combined 2002 was due to lower development expenses, and reductions in our workforce in April and August of 2002, and February and July 2003. General and administrative expenses as a percentage of revenue were 14.7% in the year ended December 31, 2003, as compared to 7.6% in the period from January 1, 2002 to February 13, 2002 and 14.4% in the period from February 14, 2002 to December 31, 2002 for a combined total of 13.6% in the period from January 1, 2002 to December 31, 2002.

Provision for (recovery of) uncollectible accounts was $0.4 million for the year ended December 31, 2003. Provision for (recovery of) uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and ($0.7) million in the period from February 14, 2002 to December 31, 2002. Combined provision for (recovery of) uncollectible accounts was $0.6 million for the year ended December 31, 2002. The decrease of $0.2 million for 2003 as compared to combined 2002 was due to decreases for certain accounts and decreases in the general reserve due to a lower number of bankruptcies. Provision for (recovery of) uncollectible accounts as a percentage of revenue were 0.2% in the year ended December 31, 2003, as compared to 3.3% in the period from January 1, 2002 to February 13, 2002 and (0.2)% in the period from February 14, 2002 to December 31, 2002 for a combined total of 0.2% in the period from January 1, 2002 to December 31, 2002.

Depreciation and amortization expenses were $37.3 million for the year ended December 31, 2003. Depreciation and amortization expenses were $1.4 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expense were $34.7 million for the year ended December 31, 2002. The increase of $2.6 million for 2003 as compared to combined 2002 was due to higher depreciation and amortization expenses related to the February 14, 2002 asset revaluation to fair values as a result of purchase accounting associated with the GTCR acquisition of Syniverse. Depreciation and amortization expenses as a percentage of revenue were 13.8% in the year ended December 31, 2003, as compared to 3.7% in the period from January 1, 2002 to February 13, 2002 and 11.2% in the period from February 14, 2002 to December 31, 2002 for a combined total of 10.3% in the period from January 1, 2002 to December 31, 2002.

Restructuring expenses were $2.1 million in the year ended December 31, 2003. Restructuring expenses were $2.8 million in the period from February 14, 2002 to December 31, 2002. This resulted in a decrease of $0.7 million for 2003 as compared to combined 2002. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. In July 2003, we recorded an additional restructuring expense of $0.6 million related to terminations made at the time of our acquisition of Brience. Restructuring expenses as a percentage of revenue were 0.8% in the year ended December 31, 2003, as compared to 0.0% in the period from January 1, 2002 to February 13, 2002 and 1.0% in the period from February 14, 2002 to December 31, 2002 for a combined total of 0.8% in the period from January 1, 2002 to December 31, 2002.

Impairment losses on intangible assets. Due to the re-branding and re-naming of Syniverse Technologies effective March 1, 2004, we recognized impairment losses of $51.0 million related to the TSI Telecommunication Services Inc. trademark and $2.7 million related to capitalized software write-offs arising primarily due to the discontinuation of prepaid wireless services. Impairment losses on intangible assets as a percentage of revenues were 19.7% for 2003. There were no impairment losses in combined 2002.

Interest income was $0.8 million for the year ended December 31, 2003. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $1.0 million in the period from February 14, 2002 to December 31, 2002. Combined interest income was $1.4 million for the year ended December 31, 2002. The decrease of $0.6 million for 2003 as compared to combined 2002 was due to the extinguishment of the note receivable from Verizon in February 2002, offset by improved collections from our customers in 2003 increasing our cash balances. Interest income as a percentage of revenue was 0.3% for the year ended December 31, 2003, as compared to 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.4% in the period from February 14, 2002 to December 31, 2002, for a combined total interest income of 0.4% of revenue in the period from January 1, 2002 to December 31, 2002.

        Interest expense was $58.1 million for the year ended December 31, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $54.1 million in the period from February 14, 2002 to December 31, 2002. The decrease of $4.0 million for 2003 as compared to combined 2002 was primarily due to a lower principal balance on the senior credit facility. Interest expense as a percentage of revenue was 21.4% in the year ended December 31, 2003, as compared to 0.0% in the period from January 1, 2002 to February 13, 2002 and 18.3% in the period from February 14, 2002 to December 30, 2002 for a combined total interest expense of 16.1% of revenue in the period from January 1, 2002 to December 31, 2002.

Provision for income taxes was $10.1 million for the year ended December 31, 2003. Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $9.3 million in the period from February 14, 2002 to December 31, 2002. Combined provision for income taxes was $13.7 million for the year ended December 31, 2002. The decrease of $3.6 million for 2003 as compared to combined 2002 was primarily due to the large book loss in 2003, primarily attributable to the impairment losses. SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it’s more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding goodwill, resulting in a net tax expense of $10.1 million. The deferred tax assets arise primarily from accumulated federal and state net operating losses of approximately $113,413 and $230,042, respectively, which expire between 2006 and 2022. These losses relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements. In addition, because we do not amortize goodwill for financial reporting purposes, we are unable to consider the associated deferred tax liabilities of approximately $19.3 million in this analysis. Provision for income taxes as a percentage of revenue was 3.7% in the year ended December 31, 2003, as compared to 11.0% in the period from January 1, 2002 to February 13, 2002 and 3.2% in the period from February 14, 2002 to December 30, 2002, for a combined total of 4.1% in the period from January 1, 2002 to December 31, 2002.

Loss on discontinued operations was $1.5 million for the period from February 14, 2002 to December 31, 2002. This loss is due to Brience’s decision to divest the Hello Asia subsidiary in July 2001. Loss on discontinued operations as a percentage of revenues was 0.5% for 2002. There were no discontinued operations in 2003.

Undeclared and unpaid preferred unit dividends were $23.0 million in the period from February 14, 2002 to December 31, 2002. Undeclared and unpaid preferred unit dividends were $28.6 million for the year ended December 31, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

The following table presents an overview of our results of operations for the years ended December 31, 2001 and 2002:

	Predecessor				Successor		2001 vs. 2002 Change
	Year Ended December 31, 2001	% of Revenues	Period from January 1 to February 13, 2002	% of Revenues	Period from February 14 to December 31, 2002	% of Revenues
							$	%
Revenues:
Off-Network Database Query Fees	$69,117	19.1%	$8,588	21.5%	$61,117	20.6%	$588	0.9%
Other Network Services	105,369	29.2%	14,103	35.2%	99,647	33.7%	8,381	8.0%

Total Network Services	174,486	48.3%	22,691	56.7%	160,764	54.3%	8,969	5.1%

Number Porting Services	—	0.0%	—	0.0%	860	0.3%	860	100.0%
Technology Interoperability Services	82,312	22.7%	8,464	21.2%	70,215	23.7%	(3,633)	(4.4)%
Call Processing Services	65,241	18.1%	6,429	16.1%	46,336	15.7%	(12,476)	(19.1)%
Other Outsourcing Services	39,319	10.9%	2,412	6.0%	17,869	6.0%	(19,038)	(48.4)%

Total revenues	$361,358	100.0%	$39,996	100.0%	$296,044	100.0%	$(25,318)	(7.0)%

Costs and expenses:
Cost of operations	169,025	46.8%	20,655	51.6%	130,364	44.0%	(18,006)	(10.7)%
Sales and marketing	24,348	6.7%	2,614	6.5%	22,706	7.7%	972	4.0%
General and administrative	41,245	11.4%	3,001	7.6%	42,630	14.4%	4,386	10.6%
Provision for (recovery of) uncollectible accounts	2,207	0.6%	1,340	3.3%	(693)	(0.2)%	(1,560)	(70.7)%
Depreciation and amortization	15,203	4.2%	1,464	3.7%	33,285	11.2%	19,546	128.6%
Restructuring	—	0.0%	—	0.0%	2,845	1.0%	2,845	100.0%

	252,028	69.7%	29,074	72.7%	231,137	78.1%	8,183	3.2%

Operating income	109,330	30.3%	10,922	27.3%	64,907	21.9%	(33,501)	(30.6)%

Other income (expense), net:
Interest income	3,903	1.1%	432	1.1%	965	0.4%	(2,506)	(64.2)%
Interest expense	—	0.0%	—	0.0%	(54,105)	(18.3)%	(54,105)	100.0%
Other, net	(80)	0.0%	(19)	(0.0)%	(275)	(0.1)%	(214)	267.5%

	3,823	1.1%	413	1.0%	(53,415)	(18.0)%	(56,825)	(1486.4)%

Income from continuing operations before provision for income taxes	113,153	31.4%	11,335	28.3%	11,492	3.9%	(90,326)	(79.8)%
Provision for income taxes	43,895	12.2%	4,418	11.0%	9,320	3.2%	(30,157)	(68.7)%

Income from continuing operations	69,258	19.2%	6,917	17.3%	2,172	0.7%	(60,169)	(86.9)%
Loss from discontinued operations	—	0.0%	—	0.0%	(1,541)	(0.5)%	(1,541)	100.0%

Net income	69,258	19.2%	6,917	17.3%	631	0.2%	(61,710)	(89.1)%
Preferred unit dividends	—	0.0%	—	0.0%	(22,952)	(7.7)%	(22,952)	100.0%

Net income (loss) attributable to common shareholders/unitholders	$69,258	19.2%	$6,917	17.3%	$(22,321)	(7.5)%	$(84,662)	(122.2)%

Comparison of the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002

As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of our purchase accounting on this date.

The historical financial results of Syniverse Brience, from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Syniverse Brience, through July 23, 2003, which is the date that we acquired Syniverse Brience, are included in our financial results for the applicable periods because this acquisition was accounted for as a combination of entities under common control, similar to a pooling of interests.

Total combined revenues were $336.0 million for 2002, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002, as compared to revenues of $361.4 million for 2001. The decrease of $25.4 million was due to increases in combined Network Services revenues for 2002 compared to the 2001, offset by decreases in Call Processing Services, Technology Interoperability and Other Outsourcing Services revenues.

Network Services revenues were $183.5 million (including $69.7 million of Off-Network Database Query Fees) for combined 2002 as compared to revenues of $174.5 million (including $69.1 million of Off-Network Database Query Fees) for 2001. The increase of $9.0 million was primarily due increases in our network transport product and other SS7 services.

Technology Interoperability Services revenues were $78.7 million for combined 2002 as compared to revenues of $82.3 million for 2001. The decrease of $3.6 million is primarily due to decreased volumes resulting from the loss of Cingular Wireless as a major customer for ACCESS. This decline was partially offset by increases in our ARM and ACCESS S&E products.

Call Processing Services revenues were $52.8 million for combined 2002 as compared to revenues of $65.2 million for 2001. The decrease of $12.4 million is due to the expected lifecycle migration by carriers who are moving off our call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks.

Other Outsourcing Services revenues were $20.3 million for combined 2002 as compared to revenues of $39.3 million for 2001. The decrease of $19.0 million is primarily due to the transition of our telematic services to Verizon, which was developed exclusively as an interim solution for Verizon, and lower prepaid wireless revenues due to a one-time sale in 2001.

Number Porting Services revenues were $0.9 million for combined 2002 and relate to wireless number porting.

Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $130.3 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $151.0 million for the year ended December 31, 2002. Cost of operations was $169.0 million for the year ended December 31, 2001. The decrease of $18.0 million for combined 2002 as compared to 2001 was primarily due to reduced pricing for data processing services and the workforce reductions that occurred in April and August of 2002. Cost of operations as a percentage of revenues were 51.6% in the period from January 1, 2002 to February 13, 2002, and 44.0% in the period from February 14, 2002 to December 31, 2002 for a combined total of 44.9% in the twelve month period ended December 31, 2002, as compared to 46.8% in the year ended December 31, 2001.

Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $22.7 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $25.3 million for the year ended December 31, 2002. Sales and marketing expenses were $24.3 million for the year ended December 31, 2001. The increase of $1.0 million for combined 2002 as compared to 2001 is primarily due to the inclusion of historical Brience results offset by lower headcount and employee-related expenses within the sales organization resulting from the reductions in workforce. Sales and marketing expenses as a percentage of revenues were 6.5% in the period from January 1, 2002 to February 13, 2002 and 7.7% in the period from February 14, 2002 to December 31, 2002 for a combined total of 7.6% in the period from January 1, 2002 to December 31, 2002, as compared to 6.7% in the period from January 1, 2001 to December 31, 2001.

General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $42.6 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $45.6 million for the year ended December 31, 2002. General and administrative expenses were $41.2 million for the year ended December 31, 2001. The increase of $4.4 million for combined 2002 as compared to 2001 is primarily due to the inclusion of historical Brience results offset by lower development expenses in addition to the reductions in workforce in April and August of 2002. General and administrative expenses as a percentage of revenue were 7.6% in the period from January 1, 2002 to February 13, 2002 and 14.4% in the period from February 14, 2002 to December 31, 2002 for a combined total of 13.6% in the period from January 1, 2002 to December 31, 2002, as compared to 11.4% in the period from January 1, 2001 to December 31, 2001.

Provision for (recovery of) uncollectible account was $1.3 million in the period from January 1, 2002 to February 13, 2002 and ($0.7) million in the period from February 14, 2002 to December 31, 2002. Combined provision for (recovery of) uncollectible accounts was $0.6 million for the year ended December 31, 2002. Provision for (recovery of) uncollectible accounts was $2.2 million for the year ended December 31, 2001. The decrease of $1.6 million for combined 2002 as compared to 2001 is primarily due to lowered risk with our CLEC customers. Provision for (recovery of) uncollectible accounts as a percentage of revenue were 3.3% in the period from January 1, 2002 to February 13, 2002 and (0.2%) in the period from February 14, 2002 to December 31, 2002 for a combined total of 0.2% in the period from January 1, 2002 to December 31, 2002, as compared to 0.6% in the period from January 1, 2001 to December 31, 2001.

        Depreciation and amortization expenses were $1.4 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expense were $34.7 million for the year ended December 31, 2002. Depreciation and amortization expenses were $15.2 million for the year ended December 31, 2001. The increase of $19.5 for combined 2002 as compared to 2001 is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of Syniverse. Depreciation and amortization expenses as a percentage of revenue were 3.7% in the period from January 1, 2002 to February 13, 2002 and 11.2% in the period from February 14, 2002 to December 31, 2002 for a combined total of 10.3% in the period from January 1, 2002 to December 31, 2002, as compared to 4.2% in the period from January 1, 2001 to December 31, 2001.

Restructuring. On August 29, 2002, we completed an additional restructuring resulting in the termination of 73 employees, or approximately 10% of the workforce at that time. As a result, we accrued $2.8 million in severance related costs in August 2002. Restructuring expense as a percentage of revenue was 1.0% in the period from February 14, 2002 to December 31, 2002 for a combined total restructuring expense of 0.8% of revenue in the period from January 1, 2002 to December 31, 2002.

Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $1.0 million in the period from February 14, 2002 to December 31, 2002. Combined interest income was $1.4 million for the year ended December 31, 2002. Interest income was $3.9 million for the year ended December 31, 2001. The decrease of $2.5 million for combined 2002 as compared to 2001 is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.4% in the period from February 14, 2002 to December 31, 2002, for a combined total interest income of 0.4% of revenue in the period from January 1, 2002 to December 31, 2002, down from 1.1% of revenue in the period from January 1, 2001 to December 31, 2001.

Interest expense. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $54.1 million in the period from February 14, 2002 to December 31, 2002. There was no interest expense in the year ended December 31, 2001. The increase of $54.1 million for combined 2002 as compared to 2001 is due to the issuance of debt in connection with the acquisition of Syniverse. Interest expense as a percentage of revenue was 18.3% in the period from February 14, 2002 to December 31, 2002 for a combined total interest expense of 16.1% of revenue in the period from January 1, 2002 to December 31, 2002.

Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $9.3 million in the period from February 14, 2002 to December 31, 2002. Combined provision for income taxes was $13.7 million for the year ended December 31, 2002. Provision for income taxes was $43.9 million for the year ended December 31, 2001. The decrease of $30.2 million for combined 2002 as compared to 2001 is primarily due to our lower net income due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with our acquisition. Provision for income taxes as a percentage of revenue was 11.0% in the period from January 1, 2002 to February 13, 2002 and 3.2% in the period from February 14, 2002 to December 31, 2002, for a combined total of 4.1% in the period from January 1, 2002 to December 31, 2002, as compared to 12.2% in the period from January 1, 2001 to December 31, 2001.

The $23.0 million of undeclared and unpaid preferred unit dividends in the period from February 14, 2002 to December 31, 2002 relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Restructurings

As part of our acquisition in February 2002, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, approximately 6% of our workforce, and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan were incurred through the third quarter of 2003. At the time of this announcement, we expected this plan to result in reduced annual expenses of approximately $10.3 million.

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees, approximately 10% of our workforce. As a result, we accrued $2.8 million in severance-related costs in August 2002. The payments related to this restructuring were completed in May 2003. At the time of this announcement, we expected this reorganization to result in reduced annual expenses of approximately $9.5 million.

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees, approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance-related costs in February 2003. The payments related to this restructuring were completed in November 2003. At the time of this announcement, we expected this reorganization to result in reduced annual expenses of approximately $5.8 million.

On July 23, 2003, we completed a restructuring plan related to our acquisition of Brience resulting in the termination of five employees. As a result, we incurred $0.6 million in severance-related costs in July 2003. The payments related to this restructuring were incurred through September 2003. At the time of this announcement, we expected this reorganization to result in reduced annual expenses of approximately $0.8 million.

As of December 31, 2003, all payments for these four restructuring plans’ costs had been completed. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

During the year ended December 31, 2003, our operations generated $48.4 million of cash compared to $61.0 million for the comparable period in 2002. The decrease is primarily attributable to increased interest payments made in the year ended December 31, 2003. Cash and cash equivalents were $8.3 million at December 31, 2003 as compared to $42.2 million at December 31, 2002. This decrease was due primarily to the payment of our $37.3 million excess cash sweep required under our credit facility in March of 2003. A similar excess cash sweep payment of $3.0 will be required in March of 2004. Our working capital decreased $8.7 million, from $7.2 million at December 31, 2002 to $(1.5) million at December 31, 2003. This decrease in working capital is primarily due to the increase in scheduled debt amortizations required by our credit facility in 2004. Capital expenditures for property and equipment, including capitalized software costs, increased from $12.9 million for the year ended December 31, 2002 to $18.3 million for the year ended December 31, 2003. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

During the combined year ended December 31, 2002, our operations generated $61.0 million of cash compared to $131.3 million for the comparable period in 2001. The decrease is primarily attributable to income tax payments made during the period from January 1, 2002 to February 13, 2002, the payment of closing costs related to the Syniverse acquisition, the inclusion of historical Syniverse Brience results and interest payments and debt service payments made during the period February 14, 2002 to December 31, 2002. Cash and cash equivalents were $42.2 million at December 31, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to the acquisition. Our working capital decreased $99.4 million, from $106.7 million at December 31, 2001 to $7.2 million at December 31, 2002, primarily due to the elimination of the note receivable from Verizon at the acquisition date, the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs, increased from $10.4 million for the year ended December 31, 2001 to $12.9 million for the combined year ended December 31, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $33.8 million in 2001.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue.

For fiscal 2003, we spent approximately $18.3 million for capital expenditures, primarily for investment in Wireless Local Number Portability (WLNP) and our SS7 network expansion. We expect that capital expenditures for fiscal 2004 will be approximately the same amount.

In February 2002, we sold Syniverse LLC Preferred and Common Units for approximately $255.3 million. The sales were nonpublic offerings by Syniverse LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the offering were used to finance the purchase of the company from Verizon.

In February 2002, we sold $245 million principal amount of our 12.75% Senior Subordinated Notes due 2009 in a private placement. Net proceeds from this offering were approximately $239.6 million. The proceeds of the offering were used to finance the purchase of Syniverse from Verizon.

In February 2002, we entered into a senior credit facility, which provides for aggregate borrowings by Syniverse of up to $328.3 million maturing December 2006. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term loan B facility of $293.3 million in term loans. The revolving line of credit and the term note each bear interest at variable rates either on a LIBOR or an alternative base rate option. We received net proceeds of $275.0 million on $293.3 million principal amount of term loan B facility and drew $5.4 million from the revolving credit facility. These proceeds were used to finance the purchase of the company from Verizon.

In May 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments are made against the revolving credit facility as needed. As of December 31, 2003 there was $35.0 million available under the revolving credit facility.

We have significant debt service payment obligations, including interest, in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes were $30.2 million in 2002 and $46.2 million in the year ended December 31, 2003. During 2002, we made $15.0 million in scheduled principal payments on term loan B. In the year ended December 31, 2003, we made a $37.3 million excess cash flow payment and $19.8 million in scheduled principal payment obligations on this indebtedness, and a $5.0 million prepayment on the term loan B. Our outstanding debt has principal payment schedules requiring payments over a five and seven-year period for the term loan B and the senior notes, respectively. The following are the combined principal payment obligations on this indebtedness: $37.2 million in 2004, $44.0 million in 2005 and $135.1 million in 2006. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to 75% of the excess cash flow, as defined in the senior credit facility, for each fiscal year.

The senior credit facility contains various restrictive covenants which we amended in September 2003. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. We are in compliance with all covenants as of December 31, 2003.

On September 25, 2003, we entered into the First Amendment to Credit Agreement (the “First Amendment”) with our term note B and revolving credit lenders signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The First Amendment amends our senior credit facility. The First Amendment provides for changes in the financial covenants that (i) increase the maximum consolidated leverage and consolidated senior debt ratios, (ii) reduce the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reduce the minimum consolidated fixed charge coverage ratio. In addition, the First Amendment increases the permitted level of capital expenditures for fiscal years 2004 and 2005. The First Amendment also evidences the agreement of the lenders that, notwithstanding any contrary accounting treatment under GAAP necessitated by the acquisition of Brience on July 23, 2003, the consolidated net income and consolidated EBITDA of Brience prior to July 23, 2003 will be excluded from any determination of consolidated net income or consolidated EBITDA of Syniverse LLC and its subsidiaries for purposes of our senior credit facility.

On March 11, 2004, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with our lenders (Term Loan B and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment is effective March 11, 2004 and amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2002 and 2003.

Non-GAAP Financial Measures

Adjusted EBITDA

We determine adjusted EBITDA by adding net interest income (expense), income taxes, depreciation, amortization, impairment losses on intangible assets, restructuring charges and (income) loss from discontinued operations to Syniverse’s net income (loss), and Brience’s pre-acquisition EBITDA loss (gain) from net income (loss). A reconciliation of adjusted EBITDA to net income (loss) is presented in the financial tables contained herein.

We believe that adjusted EBITDA provides meaningful additional information concerning a company’s operating results and its ability to service its long-term debt and other fixed obligations and to fund its continued growth. Many financial analysts consider adjusted EBITDA to be a meaningful indicator of future profitability. In addition, it is used in some of our debt covenants and our executive compensation and bonus plans. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP. You should not construe adjusted EBITDA as an alternative to net income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity. Because all companies do not calculate adjusted EBITDA in the same manner, it may not be comparable to other similarly titled measures of other companies.

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

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Generally, these policies have resulted in our recognition of revenue from the software license fee on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized as the services are performed.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. Syniverse provides turn-key software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Due to our billing cycles, for which some of our products lag as much as 60 days after services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service. Historically, our estimates have correlated well with our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general allowance for doubtful accounts by applying a percentage based on the aging category. Our estimates for allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. If our customers’ financial conditions or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts.

Impairment Losses

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

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily, or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, and July 2003 restructurings. If our original estimates of the costs of restructuring change, we will need to adjust our reserve amounts.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Accruals for probable losses are recorded in accrued expenses, or in our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. The effective tax rate differs from the statutory tax rate due primarily to the pooling of Brience’s results, impairment losses on intangible assets, and to a lesser extent to state and local taxes. Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision. As a result of a review undertaken at December 31, 2003, we concluded that it was appropriate to establish a full valuation allowance for our deferred tax assets.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Nonpublic entities with an interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, shall apply this Interpretation to that entity immediately. Nonpublic enterprises shall apply this Interpretation to all entities that are subject to this Interpretation by the beginning of the first annual period beginning after December 15, 2004. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with us might be required.

In April 2003, the FASB issued Statement No. 149, Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 149. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement has not had a material impact on our financial statements.

Contractual Obligations and Commitments

As of December 31, 2003, our contractual obligations consist only of our debt and operating leases. We do not have a pension plan or other long-term employee benefit plan. In addition, the terms of our preferred units require a 10% annual dividend, however there is no fixed payment date, and none of these dividends have been declared. As of December 31, 2003, our undeclared and unpaid dividends total $51.6 million. Our contracts with certain of our technology service providers, which range in length from 12 months to 60 months, have no minimum payment requirements.

Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt obligations including interest(1)	$656,945	$78,098	$255,662	$62,566	$260,619
Operating lease obligations	18,748	5,722	10,196	2,568	262
Purchase obligations(2)	3,000	500	1,000	1,000	500

Total	$678,693	$84,320	$266,858	$66,134	$261,381

(1)	The interest rate on Term Note B is at LIBOR plus 3.5%, with LIBOR increasing from 1.1% in 2004 to 3.3% in 2006.
(2)	Amounts due under professional services agreement with GTCR. For further information, please refer to Item 13. Certain Relationships and Related Transactions.

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

Below are risks that may have a material impact to our business:

•	System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

•	We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

•	Our reliance on third-party communications software, hardware and infrastructure providers exposes us to a variety of risks we cannot control.

•	Our business depends on the acceptance and continued use of our technology interoperability, network and call processing services by the telecommunication industry to facilitate wireless and wireline communications.

•	If we do not adapt to rapid technological change in the telecommunication industry, we could lose customers or market share.

•	The market for technology interoperability, network and call processing services is intensely competitive and many of our competitors have significant advantages that could adversely affect our business.

•	Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

•	The inability of our customers to successfully implement our services with their existing systems could adversely affect our business.

•	Capacity limits on our technology interoperability, network and call processing services software and hardware may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

•	We have significant debt service including interest in future years which may limit our ability to finance future growth of our business.

•	We may need additional capital in the future and it may not be available on acceptable terms.

•	Regulations affecting our customers and future regulations to which we may be subject may adversely affect our business.

•	We may not be able to receive or retain licenses or authorizations that may be required for us to sell our services overseas.

•	We could be adversely affected by environmental and safety requirements.

•	The addition of new senior management members into the company could have a material adverse effect on our business, financial condition and results of operations.

•	The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.

•	The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth and adversely affect our competitiveness.

•	Our potential expansion into international markets may be subject to uncertainties which could affect our operating results.

•	Continued terrorist attacks, war or other civil disturbances could lead to further economic instability and could have a material adverse effect on our business, financial condition and results of operations.

•	We may have difficulty attracting and retaining employees with the requisite skills to execute our growth plans.

•	Our intellectual property may be misappropriated or subject to claims of infringement.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2003, we had variable rate debt of approximately $216.3 million ($208.3 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.2 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 75% of funded debt now bears interest that is effectively fixed as to rate.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Prior to our opening of the office in the Netherlands in February 2003 and the acquisition of Softwright in late December 2003, we conducted all of our business in US dollars. These two items had an immaterial impact on our 2003 financial position and results of operations, however this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

In addition, many of our customers are based outside of the United States. In 2003, certain countries (primarily Venezuela) experienced instability causing these customers to have difficulty in exchanging their local currencies for U.S. dollars to satisfy their invoices due to us. As a result, we may be required to explore other techniques to protect against such issues in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 62 for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934, as required by rule 13a-15(b). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Position
G. Edward Evans	43	Chief Executive Officer, Director
Raymond L. Lawless	48	Chief Financial Officer, Director
F. Terry Kremian	56	Chief Operating Officer
Paul A. Wilcock	56	Chief Technology Officer
Michael J. O’Brien	38	Vice President—Marketing
Wayne Nelson	42	Vice President—Controller
Gilbert L. Mosher	56	Vice President—Operations/Customer Support
Robert F. Garcia, Jr.	42	General Counsel
Charles A. Drexler	48	Vice President—Sales
Linda Hermansen	38	Vice President—Business Development & Strategy
Eugene Bergen Henegouwen	44	Managing Director – European Operations
Paul Corrao	49	Vice President - Network Operations
David A. Donnini	38	Director
Collin E. Roche	33	Director
Odie C. Donald	54	Director
Tony G. Holcombe	48	Director
Robert J. Marino	56	Director

G. Edward Evans became our Chief Executive Officer and Director in February 2002. From January 1997 until January 2002, Mr. Evans was employed by Dobson Communications Corporation, serving as the President of its cellular subsidiaries and then as the President and Chief Operating Officer of Dobson Communications Corporation itself. Mr. Evans was employed by BellSouth Mobility, Inc. from 1993 to 1996, serving as General Manager—Kentucky, Director of Field Operations at BellSouth’s corporate office in Atlanta and Director of Marketing—Alabama. He was an Area Manager and a Market Manager of U.S. Cellular from 1990 to 1993 and was Sales Manager of GTE Mobilnet from 1989 to 1990. Mr. Evans serves on the boards of the CTIA and Carolina West Wireless. He holds an MBA from Georgia State University.

Raymond L. Lawless became our Chief Financial Officer in February 2002 and a Director as of March 2003. From October 2001 to February 2002, Mr. Lawless provided financial consulting services to telecommunication companies. Mr. Lawless worked for Intermedia Communications Inc. from April 1997 to September 2001 serving as Vice President Finance and Treasurer. During his tenure at Intermedia, Mr. Lawless was responsible for capital formation, treasury operations, risk management, corporate development, forecasting, strategic planning, budgeting, management reporting and investor relations support. Prior to that, Mr. Lawless spent 18 years at Bell Atlantic Corporation in various finance positions. Mr. Lawless holds a BS in Business Administration from West Chester University and an MBA from the University of Arkansas.

F. Terry Kremian became our Chief Operating Officer in December 2003. Mr. Kremian most recently served as executive vice president and general manager, Telecommunication Services Group for VeriSign, a position he held since VeriSign’s acquisition of Illuminet Holdings in December 2001. From September 1998 to December 2001, Mr. Kremian served as president, executive vice president and Chief Operating Officer of Illuminet Holdings. Prior to that, he was vice president – marketing and sales from November 1997. Mr. Kremian joined Illuminet Holdings from MCI where he was employed since 1982, most recently as director of carrier sales. Mr. Kremian holds a B.S. degree from the U.S. Naval Academy and a J.D. degree from the University of Maryland School of Law.

Paul A. Wilcock has served as Chief Technology Officer since March 2004. From September 2002 to March 2004 he served as Vice President – Technology. Prior to that he served as Vice President—Business Development and Strategy from August 2001 to September 2002. Having joined us in 1992, Mr. Wilcock previously served as Assistant Vice President—Business Development and Strategy, Assistant Vice President—Marketing, Director—Product Development and Support Services and Director—Enterprise Technology. Mr. Wilcock began his GTE career in 1975 and has held numerous positions of increasing responsibility in engineering, operations, marketing and strategy development. Mr. Wilcock graduated in Telecommunications from Leeds College of Engineering and Science (England) and holds an MBA from Wake Forest University.

Michael J. O’Brien has served as Vice President—Marketing since January 2003. Prior to that, he served as Vice President—Marketing/Business Development from September 2002 to January 2003 and Vice President—Marketing from August 2001 to September 2002. Previously he served as Assistant Vice President—Marketing from November of 2000 to August 2001 and Marketing Director—North American Wireless from June of 1999 to November of 2000. From January of 1999 to June of that same year, Mr. O’Brien worked as an independent consultant. From August of 1997 to January of 1999, Mr. O’Brien held the position of Director of Operations at GE LogistiCom, a satellite communications business. Prior to his employment with GE LogistiCom, Mr. O’Brien served as a Product Manager with us from March of 1996 to August of 1997. He has over 10 years experience with us in various marketing and operations positions. Mr. O’Brien holds a BS in Computer Science from the University of Virginia.

Wayne Nelson has served as Vice President—Controller since August 2002. From September 2000 to August 2002 Mr. Nelson served as Director—Finance and previously he served as Director—Customer Support. Mr. Nelson began his GTE career as a Finance Associate in 1987. He has over 12 years experience with us in various marketing, operations and finance positions. Mr. Nelson holds a BA in Economics from the University of Rochester and an MBA in Finance/Statistics from Rutgers University.

Gilbert L. Mosher has served as Vice President—Operations/Customer Support since August 2001 and previously served as Assistant Vice President—Information Technology, responsible for overseeing our software development. Prior to that, Mr. Mosher held various positions with increasing responsibility in the technical and management areas beginning with a position as a Programmer Analyst with GTE in 1979. Mr. Mosher joined us in January 1996 as Assistant Vice President—Information Technology. He earned a BS in Professional Management from Nova Southeastern University and was elected as a member of Alpha Chi, National College Honor Scholarship Society. He also holds an MBA from Nova Southeastern University.

Robert F. Garcia, Jr. became our General Counsel in February 2002. Prior to being appointed to General Counsel, he served as Associate General Counsel since September 2000. Mr. Garcia joined us in 1995 as in-house legal counsel. Prior to that, he was in private practice in Washington, D.C. Mr. Garcia received his law degree from the National Law Center, George Washington University and has a BA in Political Science from the University of South Florida.

Charles A. Drexler became our Vice President—Sales in June 2002. Prior to joining us, Mr. Drexler served as director-project development for MetroPCS from March 2002 to June 2002. Mr. Drexler provided consulting services to telecommunications companies from August 2001 to March of 2002. From 1989 to July 2001, Mr. Drexler held positions of increasing responsibility at Lucent/AT&T. During his tenure at Lucent/AT&T he was responsible for managing and developing domestic and international sales territories. Mr. Drexler holds BA in education from the University of Texas-El Paso.

Linda Hermansen became our Vice President—Business Development and Strategy in January 2003. From November 1997 to January 2003, she served as Director—Marketing and Business Development. Ms. Hermansen began her GTE career in 1989 with the GTE Telephone Operations finance department where she held various positions of increasing responsibility within business analysis. Ms. Hermansen holds a bachelor of science degree in economics from the University of Illinois and an MBA from Butler University.

Eugene Bergen Henegouwen became our Managing Director – European Operations in May 2003. Mr. Bergen Henegouwen, a Dutch native, has held a variety of high tech executive level positions in the United States and The Netherlands. Prior to joining us, he was CEO and Chairman of Invention Machine Corporation from January 2001 to November 2002. From January 1999 to December 2000 he was CEO and president of AVIO Digital Inc. and from April 1995 to December 1998 he was CEO of Philips Creative Display Solutions in The Netherlands. Mr. Bergen Henegouwen has also held senior level management positions with Philips Consumer Electronics, Business Electronics, Monitors and Philips Telecommunications and Data Systems. He holds a master of science degree and a bachelor of science degree in electrical engineering from Delft University of Technology in The Netherlands.

Paul Corrao became our Vice President – Network Operations in July 2003. He has held several senior level customer care and operations positions throughout his 29-year career. From February 2002 to July 2003 he was Vice President – Operations for EPIX and from August 1999 to October 2001 he was Vice President – Service Delivery for Intermedia Communications. Mr. Corrao spent 26 years with AT&T where he managed such areas as switching quality control, VTNS operations, 800 and business application services, ISDN installations and customer care. He also worked with Bell Atlantic’s Global Network division. He holds a master of science degree from the Stevens Institute of Technology and a BA in computer science from the City University of New York (CUNY).

David A. Donnini has served as a Director since February 2002. Mr. Donnini is currently a Senior Principal of GTCR Golder Rauner, LLC, which he joined in 1991. Prior to joining GTCR, he earned a BA in economics summa cum laude from Yale University and an MBA from Stanford University where he was an Arjay Miller Scholar and the Robichek Finance Award

winner. He also worked as an associate consultant with Bain & Company. . Mr. Donnini’s directorships include American Sanitary, Inc., Cardinal Logistics Management, InfoHighway Communications Corporation, InteCap, Coinmach, Synagro Technologies, Keystone Group Holdings, Fairmount Food Group, LLC and Polypore Inc.

Collin E. Roche has served as a Director since February 2002. Mr. Roche is a Principal of GTCR Golder Rauner, LLC, which he joined in 1996. Previously, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities. He received a BA in Political Economy from Williams College. He also holds an MBA from Harvard Business School. Mr. Roche serves on the board of directors of Transaction Network Services, InfoHighway Communications Corporation, TransFirst Holdings, Skylight Financial and Verifone.

Odie C. Donald has served as a Director since August 2002. Mr. Donald was a consultant to DIRECTV, Inc., a direct broadcast satellite television service and a unit of Hughes Electronics Corporation, from July 2001 to December 2002. From April 2000 to July 2001, Mr. Donald was President of DIRECTV. From March 1999 to April 2000 he was Chief Executive Officer of Cable & Wireless Caribbean and Atlantic Islands Plc. Prior to that, Mr. Donald spent 25 years with BellSouth Corporation, where he held various positions, including Group President—Customer Operations from 1998 to 1999 and President of Bellsouth Mobility from 1992 to 1998. Mr. Donald serves on the board of directors of Darden Restaurants Inc.

Tony G. Holcombe has served as a Director since March 2003. Mr. Holcombe is currently President of Web MD Envoy, which he joined in December 2003. From September 2002 to December 2003 Mr. Holcombe was chief executive officer of Valutec Card Solutions. From May 1997 to September 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries. From November 1999 to September 2002, Mr. Holcombe served as Executive Vice President of Ceridian Corporation. In addition, Mr. Holcombe held the following positions at subsidiaries of Ceridian Corporation including President of Ceridian Employer Employee Services from November 1999 to September 2002 and President of Comdata from May 1997 to November 1999. Prior to this, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction-processing services and customized processing solutions, from October 1994 to March 1997. Mr. Holcombe serves on the board of directors of TALX Corporation.

Robert J. Marino has served as a Director since February 2004. From August 1998 to February 2003 Mr. Marino served as Group President of Convergys Information Management Group, at which time he retired. Convergys Corporation was formed by spinning off Cincinnati Bell Information Systems Inc. (CBIS) and MATRIXX Marketing Inc. from Cincinnati Bell Inc. Prior to this, Mr. Marino served as president and chief executive officer of CBIS from October 1996 to August 1998 and chief operating officer of CBIS from November 1995 to October 1996. Prior to joining CBIS Mr. Marino served as president of the northeast region at Nextel Communications from November 1993 to October 1995. Mr. Marino also held senior management positions at Houston Cellular Telephone Company, Compania de Radiocomunicaciones Moviles in Argentina and Sprint Corporation.

Except as described herein, there are no arrangements or understandings between any member of the management committee or executive officer and any other person pursuant to which that person was elected or appointed to his position. There are no family relationships between our executive officers or directors.

Our Board of Directors has the power to appoint officers. Each officer will hold office for the term determined by our Board of Directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Board Committees

During 2003, we had two active Board committees, the compensation committee and audit committee. The compensation committee administers our benefit plans and makes recommendations concerning compensation of our employees. The compensation committee consists of Mssrs. Evans, Donnini and Roche. The audit committee reviews and reports to the Board with respect to various auditing and accounting matters, including the recommendation to the Board as to the selection of the independent auditors, the scope of the annual audit procedures, general accounting policy matters and the performance of the independent auditors. During 2003, the audit committee was comprised of Messrs. Roche, Donald, and Holcombe, of which Messrs. Donald and Holcombe are independent as determined by the NASDAQ National Market rules and regulations, and is subject to an audit committee charter.

We currently do not have a designated financial expert on our audit committee, but we plan to designate a financial expert in the future.

The Board may create additional committees in the future.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. Our Code of Ethics is included as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Non-employee and non-equity investor directors receive $2,500 in fees per board meeting. Beginning January 1, 2004, non -employee and non-equity investor directors will receive $15,000 annual compensation for board participation. Under the Syniverse Holdings, Inc. Non-Employee Directors Stock Option Plan, non-employee directors of Syniverse Inc. who do not otherwise have an equity interest in Syniverse LLC are entitled to receive options to purchase 50,000 shares of Syniverse Inc.’s non-voting common stock upon joining Syniverse Inc.’s board of directors. See “Non-Employee Directors Stock Option Plan.” Three of our directors, Mr. Donald, Mr. Holcombe and Mr. Marino, currently are eligible to receive options under this plan. Options to purchase 50,000 shares of Syniverse, Inc.’s non-voting common stock pursuant to this plan were granted to Mr. Donald in 2002, Mr. Holcombe in 2003 and Mr. Marino in 2004. All of our directors are reimbursed for out-of-pocket expenses related to their service as directors.

Summary Compensation Table

The following table summarizes compensation awarded or paid by us during 2003, 2002, and 2001 to our Chief Executive Officer and our four next highly compensated executive officers (our “named executive officers”).

Name and Principal Position	Year	Annual Compensation
		Salary	Bonus		All Other Compensation
G. Edward Evans (1) Chief Executive Officer	2003 2002 2001	$401,950 342,026 —	$175,000 100,000 —		$191,427 10,550 —

Raymond L. Lawless (2) Chief Financial Officer	2003 2002 2001	226,950 192,603 —	122,854 56,700 —		10,797 9,896 —

Paul A. Wilcock Chief Technology Officer	2003 2002 2001	177,800 176,400 169,046	91,526 44,800 264,750	(3)	9,550 9,480 8,267

Linda Hermansen Vice President - Business Development & Strategy	2003 2002 2001	149,985 137,285 130,773	118,745 16,500 99,675	(4)	7,984 7,364 5,944

Eugene Bergen Henegouwen (5) Managing Director - European Operations	2003 2002 2001	173,888 — —	67,168 — —		13,295 — —

(1)	Mr. Evans began his employment with Syniverse on February 14, 2002.
(2)	Mr. Lawless began his employment with Syniverse on February 14, 2002.
(3)	Mr. Wilcock’s 2001 bonus is comprised of an incentive bonus of $52,000 and a retention bonus of $212,750.
(4)	Ms. Hermansen’s 2001 bonus is comprised of an incentive bonus of $33,225 and a retention bonus of $66,450.
(5)	Mr. Henegouwen began his employment with Syniverse on May 14, 2003.

The following table identifies and quantifies the individual amounts included in of All Other Compensation for each person listed:

Name and Principal Position	Year	Parking Reimb	401K Employer Match/ Pension		Relocation	Car Allowance
G. Edward Evans Chief Executive Officer	2003 2002 2001	$660 550 —	$10,692 10,000 —		$180,075 — —	$	— — —

Raymond L. Lawless Chief Financial Officer	2003 2002 2001	660 550 —	10,137 9,346 —		— — —		— — —

Paul A. Wilcock Chief Technology Officer	2003 2002 2001	660 660 660	8,890 8,820 7,607		— — —		— — —

Linda Hermansen Vice President - Business Development & Strategy	2003 2002 2001	660 660 660	7,324 6,704 5,284		— — —		— — —

Eugene Bergen Henegouwen Managing Director - European Operations	2003 2002 2001	— — —	— — —	(1)	— — —		13,295 — —

(1)	Syniverse contribution for 2003 for Mr. Henegouwen has not been calculated.

Option Grants in Last Fiscal Year

None of our named executive officers were granted options in our last fiscal year under Syniverse Inc.’s Founders’ Stock Option Plan or Non-Employee Directors Stock Option Plan.

Option Exercises in Last Fiscal and Fiscal Year-End Option Values

Our named executive officers did not exercise any options during the last fiscal year and did not hold any unexercised options as of December 31, 2003.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for our chief executive officer and each of our other executive officers are established pursuant to the terms of the respective employment agreements between Syniverse Inc. and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of our largest stockholder and each executive officer in connection with our acquisition from Verizon. While Mr. Evans is on our compensation committee, he does not participate in setting his own compensation.

Employment Agreements

In his senior management agreement, Mr. Evans agrees to serve as our chief executive officer until he resigns or until we terminate his employment. While employed by us, Mr. Evans receives an annual base salary of $400,000, subject to increase by our board of directors. For each fiscal year of employment, Mr. Evans will be eligible for an annual bonus of up to 50% of his annual base salary and will be entitled to any other benefits approved by our board of directors. During Mr. Evans’ employment, Evans Motor Sports LLC, an entity owned by Mr. Evans, is entitled to use an aircraft leased by us. Mr. Evans or Evans Motor Sports LLC pays that percentage of the monthly lease and other fixed costs for such aircraft based on Mr. Evans’ actual use of the aircraft on behalf of or in furtherance of business for Evans Motor Sports LLC, and reimburses us for all operating costs of the aircraft in connection with such use. Commencing in 2004, Mr. Evans or Evans Motor Sports LLC shall make such payments on a quarterly basis within the thirty (30) days immediately following the end of such quarter.

Mr. Evans’ employment will continue until (i) he resigns without good reason, disability or death, (ii) our board of directors decides to terminate his employment with cause, (iii) our board of directors decides to terminate his employment without cause, or (iv) he terminates his employment for good reason. If his employment is terminated by us without cause or by Mr. Evans for good reason, then we will be obligated to pay Mr. Evans one-twelfth of his annual base salary per month for a six-month period commencing on the date of termination. Mr. Evans may then elect to receive these same severance payments for up to three additional six-month periods. However, any severance payments made to Mr. Evans will be reduced by the amount of any cash compensation he earns or receives with respect to any other employment during the period in which he is receiving severance.

Mr. Evans agrees to limitations on his ability to disclose any of our confidential information, and acknowledges that all inventions relating to his employment belong to us. Mr. Evans also agrees not to compete with us anywhere in the world or to solicit our employees for either the period during which he receives severance (if he is terminated without cause or if he resigns for good reason) or for two years after his termination (if he resigns without good reason or if we terminate his employment for cause).

Other members of our senior management team also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Consulting Agreement

In February 2002, Michael Hartman entered into a Consulting Agreement with us pursuant to which Mr. Hartman agreed to provide consulting services to us and retain the title of President for a period of one year until February 14, 2003. Mr. Hartman received consulting payments totaling $215,500 in two installments in January and February of 2003, but was not entitled to any fringe benefits from us.

Mr. Hartman agreed to limitations on his ability to disclose any of our confidential information, and acknowledged that all inventions relating to his service to us belong to us. Mr. Hartman also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the closing of the acquisition.

Management Equity Arrangements

We have a senior management agreement with G. Edward Evans pursuant to which he:

•	acquired a strip of 1,979.35 Class B Preferred Units and 620,031.79 Common Units, which are referred to as “Co-Invest Units,” at a price of $1,000 per Class B Preferred Unit and $.0333 per Common Unit, which are the same prices as other equity investors paid;

•	acquired 5,855,855.86 additional Common Units which were available only for issuance to management investors and which are referred to as “Carried Units,” at a price of $.0333 per Carried Unit, which is the same price other equity investors paid for Common Units; and

•	committed to acquire up to approximately $196,000 of additional equity securities of Syniverse LLC under certain circumstances at the same price as other equity investors participating in any such purchase.

GTCR Fund VII, L.P. loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10.0% per annum.

Other members of our senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into senior management agreements pursuant to which they acquired an aggregate of 5,405,405.41 Carried Units at the same price as Mr. Evans. As a result of these purchases, 13% of our common equity is held by, or reserved for issuance to, our senior management team. See “Certain Agreements and Related Transactions—Senior Management Agreements.”

Founders’ Stock Option Plan

Syniverse Inc. adopted the Syniverse Holdings, Inc. Founders’ Stock Option Plan (the “Founders’ Option Plan”) on May 16, 2002. Non-employee directors, executives and other key employees of Syniverse Inc. or its subsidiaries are eligible for grants of stock options under the plan. The purpose of the stock option plan is to provide those persons who have a substantial responsibility for the management and growth of Syniverse Inc. and its subsidiaries with additional incentives by allowing them to acquire an ownership interest in Syniverse Inc.

A total of 1,000,000 shares of Syniverse Inc. non-voting common stock, representing approximately 1.0% of Syniverse Inc.’s currently outstanding common stock on a fully-diluted basis, are available for issuance under the Founders’ Option Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, merger or similar change in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares.

The compensation committee of Syniverse Inc.’s board of directors administers the Founders’ Option Plan. Grants will be awarded under the Founders’ Option Plan entirely at the discretion of the compensation committee. As a result, Syniverse Inc. is unable to determine at this time the recipients, amounts and values of future benefits to be received under the Founders’ Option Plan. As of December 31, 2003, there were options to purchase 293,750 shares of Syniverse Inc.’s non-voting common stock granted and outstanding under this plan and 706,250 shares remained available for future grants under the plan.

Eligibility

Non-employee directors, executives and key employees of Syniverse Inc. and its subsidiaries who do not have an equity interest in Syniverse LLC will be eligible to receive grants under the Founders’ Option Plan. However, only employees may receive grants of incentive stock options. In each case, the compensation committee will select the actual grantees.

Stock Options

Under the Founders’ Option Plan, stock options granted will be presumed to be nonqualified stock options and are not intended to be incentive stock options within the meaning of Section 422A of the Internal Revenue Code unless clearly indicated by the compensation committee in the underlying stock option agreement, in which case such stock options will be consistent with and contain all provisions required under Section 422 of the Internal Revenue Code.

The compensation committee will determine the exercise price of any stock option at its discretion subject to prohibition by applicable securities laws. The exercise price of any stock option may be paid in any of the following ways:

•	in cash;

•	by delivery of a promissory note, in the discretion of the compensation committee;

•	if there is a public market for the common stock, by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock options’ exercise;

•	if there is a public market for the common stock, through a “same day sale” commitment from a grantee and a broker-dealer that is a member of the National Association of Securities Dealers, Inc. (a “NASD Dealer”) reasonably acceptable to the compensation committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to Syniverse Inc.;

•	if there is a public market for the common stock, through a “margin” commitment from a grantee and a NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to Syniverse Inc.; or

•	any combination of the foregoing.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person who owns stock constituting more than 10% of the voting power of all classes of stock of Syniverse Inc. or any of its subsidiaries, five years from the date of grant. In addition, all stock options awarded under the Founders’ Option Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a non-employee director, executive or employee of, or to otherwise perform services for, Syniverse Inc. or its subsidiaries.

There are, however, exceptions for stock options vested and exercisable on the date of termination depending upon the circumstances of cessation. In the case of a grantee’s death or disability, such stock options will expire 180 days after the date of the grantee’s death or long-term disability. In the event of retirement approved by the board of directors of Syniverse Inc., the grantee’s stock options will expire 90 days after the date of the grantee’s retirement. In addition, if a grantee is discharged other than for good cause, the grantee’s stock options will expire 90 days after the date of the grantee’s discharge.

Vesting, Withholding Taxes and Transferability of Stock Options

The terms and conditions of each award made under the Founders’ Option Plan, including vesting requirements, will be set forth, consistent with the plan, in a written agreement with the grantee.

The grantees under the Founders’ Option Plan are liable for any withholding taxes required to be withheld upon exercise of the grantee’s stock options. Syniverse Inc. is entitled under the Founders’ Option Plan to withhold from any grantee the amount of any withholding or other tax due from Syniverse Inc. with respect to any common stock issuable under the stock options, and Syniverse Inc. may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to its satisfaction.

No award made under the Founders’ Option Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or his or her legal guardian or legal representative.

Amendment, Suspension and Termination of Founders’ Option Plan

The board of directors of Syniverse Inc. or the compensation committee may suspend or terminate the Founders’ Option Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without prior approval of Syniverse Inc.’s shareholders if such approval is necessary for continued compliance with laws, agreements, or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected participant’s consent. No stock options will be granted under the Founders’ Option Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by Syniverse Inc.’s shareholders, whichever is earlier.

Non-Employee Directors Stock Option Plan

The board of directors of Syniverse Inc. adopted the Syniverse Holdings, Inc. Non-Employee Directors Stock Option Plan (the “Non-Employee Directors Plan”) on August 2, 2002. The purpose of the Non-Employee Directors Plan is to provide inducement to obtain and retain the services of qualified persons as members of Syniverse Inc.’s board of directors and to align more closely the interests of such persons with the interests of Syniverse Inc.’s stockholders.

A total of 300,000 shares of Syniverse Inc. non-voting common stock, representing approximately 0.3% of Syniverse Inc.’s currently outstanding common stock on a fully-diluted basis, are available for issuance under the Non-Employee Directors Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares. As of December 31, 2003, options to purchase 100,000 shares were issued and outstanding under this plan.

Syniverse Inc.’s compensation committee administers the Non-Employee Directors Plan. Each eligible participant under the Non-Employee Directors Plan will be granted options to purchase 50,000 shares of common stock of Syniverse Inc. on the later to occur of (i) the election of such participant as a director of Syniverse Inc. or (ii) the establishment of the Non-Employee Directors Plan.

Eligibility

Non-employee directors of Syniverse Inc. who do not have an equity interest in Syniverse LLC will be eligible to receive grants under the Non-Employee Directors Plan.

Stock Options

Stock options granted under the Non-Employee Directors Plan will be nonqualified stock options.

The exercise price per share of common stock will be 100% of the fair market value of a share of common stock of Syniverse Inc. on the date of grant, taking into account for so long as the shares of Syniverse Inc. are not listed on the Nasdaq National Market all relevant factors determinative of value as solely determined by the compensation committee and subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification affecting the shares of common stock of Syniverse Inc.

Any option granted under the Non-Employee Directors Plan will be exercisable only during the grantee’s term as a director of Syniverse Inc., except that an option may be exercisable by a holder for a period of 180 days after such grantee fails to be re-elected as a director of Syniverse Inc. and an option may be exercisable for up to one year after the death of a grantee while a director of Syniverse Inc., except that such option will be exercisable only to the extent that the grantee was entitled to exercise on the date of such grantee’s death or failure to be re-elected and only to the extent that the option would not have expired had the grantee continued to be a director of Syniverse Inc.

In the event of a change in control of Syniverse Inc. other than as a result of an initial public offering, the options granted under the Non-Employee Directors Plan will immediately vest and become exercisable and such options will terminate if not exercised as of the date of the change in control or other prescribed period of time. Further, in the event of the liquidation or dissolution of Syniverse Inc., the options will terminate immediately prior to the liquidation or dissolution.

Subject to prohibition by applicable securities laws, the exercise price of any stock option may be paid in any of the following ways:

•	in cash;

•	by delivery of a promissory note, in the discretion of the designated committee;

•	by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock option’s exercise;

•	if there is a public market for the common stock, through a “same day sale” commitment from a grantee and an NASD reasonably acceptable to the designated committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to Syniverse Inc.;

•	if there is a public market for the common stock, through a “margin” commitment from a grantee and a NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to Syniverse Inc.; or

•	any combination of the foregoing, except that the designated committee may require that the exercise price be paid in cash.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant. The compensation committee will determine the date or the conditions on which each option will become exercisable and may provide that an option will become exercisable in installments. Each grantee will consult with Syniverse Inc.’s compliance office to confirm that no blackout period with respect to Syniverse Inc.’s shares of common stock is then in effect. The shares of common stock constituting each installment may be purchased in whole or in part at any time after such installment becomes exercisable, subject to such minimum exercise requirements as may be imposed by the compensation committee. Unless otherwise provided under the Non-Employee Directors Plan or in the terms of the underlying stock option grant, a grantee may exercise an option only if such grantee has been a director of Syniverse Inc. or a subsidiary of Syniverse Inc. continuously since the date the option was granted.

Withholding Taxes and Transferability of Stock Options

Syniverse Inc. is entitled under the Non-Employee Directors Plan to withhold from any grantee the amount of any withholding or other tax due from Syniverse Inc. with respect to any shares of common stock issuable under the stock options, and Syniverse Inc. may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to its satisfaction.

No award made under the Non-Employee Directors Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or such grantee’s legal guardian or legal representative. In the event of the death of the grantee, exercise of stock options granted under the Non-Employee Directors Plan will be made only (i) by the executor or administrator of the estate of the deceased grantee or persons to whom the deceased grantee’s rights under the stock option pass by will or by the laws of descent and distribution, and (ii) to the extent that the deceased grantee was entitled to so exercise at the date of his death, unless otherwise provided by the compensation committee in such grantee’s underlying option agreement. In connection with the transfer of an option, the grantee will remain liable for any withholding taxes required to be withheld upon exercise of the option by the transferee.

Amendment, Suspension and Termination of Non-Employee Directors Plan and Outstanding Options

The board of directors of Syniverse Inc. or the compensation committee may suspend or terminate the Non-Employee Directors Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without prior approval of

Syniverse Inc.’s shareholders if such approval is necessary for continued compliance with laws, agreements, or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected grantee’s consent. No stock options will be granted under the Non-Employee Directors Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by Syniverse Inc.’s shareholders, whichever is earlier.

The compensation committee may amend or modify any option granted under the Non-Employee Directors Plan in any manner to the extent that the committee would have had authority initially to grant such option except that no such amendment or modification will impair the rights of any grantee without the consent of such adversely affected grantee. With the grantee’s consent, the compensation committee may cancel any option and issue a new option to such grantee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the Syniverse Technologies common stock is owned by Syniverse Inc., a corporation owned by Syniverse LLC, whose members include affiliates and co-investors of GTCR Golder Rauner, LLC and certain members of our management.

The ownership interests in Syniverse LLC consist of Class A Preferred Units, Class B Preferred Units and Common Units. Holders of Class A Preferred Units and Class B Preferred Units have no voting rights except as required by law. The holders of Common Units are entitled to one vote per unit on all matters to be voted upon by the members of Syniverse LLC.

Class A Preferred Units are entitled to a preferred yield of 10.0% per annum, compounded quarterly. On any liquidation or other distribution by Syniverse LLC, holders of Class A Preferred Units are entitled to an amount equal to the original investment in such preferred units, net of any prior returns of capital with respect to such preferred units, plus any accrued and unpaid preferred yield, which we refer to as the “Class A Preference Amount,” before any payments may be made to holders of Class B Preferred Units or Common Units. Class A Preferred Units may be used as consideration for the repurchase by Syniverse LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by Syniverse LLC, Syniverse Inc. or their respective subsidiaries. Class B Preferred Units are also entitled to a preferred yield of 10.0%, compounded quarterly. On any liquidation or other distribution by Syniverse LLC and after payment of the Class A Preference Amount, holders of Class B Preferred Units are entitled to an amount equal to the original investment in such preferred units, net of any prior returns of capital with respect to such preferred units, plus any accrued and unpaid preferred yield, which we refer to as the “Class B Preference Amount,” before any payments may be made to holders of Common Units. The Common Units represent the common equity of Syniverse LLC. After payment of the Class A Preference Amount and the Class B Preference Amount, Common Unit holders are entitled to any remaining proceeds of any liquidation or other distribution by Syniverse LLC pro rata according to the number of Common Units held by such holder.

Both our senior credit facility and the indenture relating to the notes generally limit the ability of Syniverse LLC’s operating subsidiaries to pay cash distributions to their respective equityholders other than distributions in amounts approximately equal to the tax liability of the members of Syniverse LLC unless certain conditions are satisfied. Because Syniverse LLC’s only significant assets are the stock of its subsidiaries, Syniverse LLC likely will not have sufficient funds to make distributions to its members, other than tax distributions. Such tax distributions will be made quarterly and will be based on the approximate highest combined tax rate that applies to any of Syniverse LLC’s members.

The following table sets forth certain information regarding the beneficial ownership of Syniverse LLC as of March 15, 2004 by: (i) each person or entity known to us to own more than 5% of any class of Syniverse LLC’s outstanding securities and (ii) each member of our board of managers, each of our named executive officers and all members of the board of managers and executive officers as a group. Syniverse LLC’s outstanding securities consisted of approximately 90,640,541 Common Units, 252,367.50 Class B Preferred Units and no Class A Preferred Units as of March 15, 2004. The following table sets forth information regarding the beneficial ownership of Syniverse LLC rather than us because Syniverse LLC owns 100% of Syniverse Inc.’s outstanding capital stock and Syniverse Inc. owns 100% of our capital stock. To our knowledge, each of such securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Name	Securities Beneficially Owned(1)
	Number of Common Units	Percentage of Common Units	Number of Preferred Units	Percentage of Preferred Units
Principal Securityholders:
GTCR Fund VII, L.P.(2)(3)	69,299,335.43	76.5%	220,971.00	87.6%
GTCR Fund VII/A, L.P.(2)(3)	69,299,335.43	76.5	220,971.00	87.6
GTCR Co-Invest, L.P.(2)(3)	69,299,335.43	76.5	220,971.00	87.6
GTCR Capital Partners, L.P.(2)(3)	69,299,335.43	76.5	220,971.00	87.6
Snowlake Investment Pte. Ltd.(4)	9,165,309.28	10.1	29,258.79	11.6
Managers and Executive Officers:
G. Edward Evans(5)	6,475,887.65	7.1	1,979.35	*
David A. Donnini(2)(3)	69,299,335.43	76.5	220,971.00	87.6
Collin E. Roche(2)(3)	69,299,335.43	76.5	220,971.00	87.6
Raymond L. Lawless(5)	900,900.90	1.0	—	—
Paul A. Wilcock (5)	585,585.59	*	—	—
Linda Hermansen(5)	405,405.41	*	—	—
Eugene Bergen Henegouwen(6)	270,270.27	*	—	—
Odie C. Donald(7)	—	—	—	—
Tony G. Holcombe(8)	—	—	—	—
Robert J. Marino(9)	—	—	—	—
All managers and executive officers as a group (17 persons)	81,180,628.49	89.6%	222,950.35	88.3%

*	Less than 1%
(1)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)	The address of each of GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P. and Messrs. Donnini and Roche is c/o GTCR Golder Rauner, LLC, 6100 Sears Tower, Chicago, Illinois 60606.
(3)	Includes 45,054,361.36 Common Units and 143,575.10 Class B Preferred Units held by GTCR Fund VII, L.P., 22,487,432.10 Common Units and 71,787.55 Class B Preferred Units held by GTCR Fund VII/A, L.P., 618,348.83 Common Units and 1,971.66 Class B Preferred Units held by GTCR Co-Invest, L.P. and 1,139,193.14 Common Units and 3,636.69 Class B Preferred Units held by GTCR Capital Partners, L.P. Mr. Donnini is a principal in GTCR Golder Rauner, LLC, which is the general partner of the general partner of GTCR Fund VII, L.P. and GTCR Fund VII/A, L.P. and which is the general partner of GTCR Co-Invest, L.P. Mr. Roche is a Principal in GTCR Golder Rauner, LLC. Mr. Donnini and Mr. Roche each disclaim the beneficial ownership of the Units held by such entities except to the extent of his proportionate ownership interests therein.
(4)	The address of Snowlake Investment Pte. Ltd. is c/o GIC Special Investment Pte Ltd, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.
(5)	The address of each of Messrs. Evans, Lawless, Wilcock, and Ms. Hermansen is c/o Syniverse Technologies Inc., One Tampa City Center, Suite 700, Tampa, Florida 33602.
(6)	The address of Mr. Henegouwen is Graatd Van Roggenweg 328-334 Utrecht, Netherlands
(7)	The address of Mr. Donald is 35 Kenmare Hall NE, Atlanta, Georgia 30324.
(8)	The address of Mr. Holcombe is 201 Lake Ridge Court, Franklin, Tennessee 37069.
(9)	The address of Mr. Marino is 3032 Castalain Ct. Naples, Florida 34105

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity plans approved by security holders	393,750	$5.00	906,250
Equity compensation plan not approved by security holders	—	—	—

Total	393,750	$5.00	906,250

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement

The limited liability company agreement of Syniverse LLC authorizes Syniverse LLC to issue Class B Preferred Units and Common Units. Syniverse LLC also has the authority to create and issue Class A Preferred Units, with the terms and provisions more fully described in the senior management agreements described below, in connection with certain repurchases by Syniverse LLC of Class B Preferred Units and Common Units held by former executives in the event they cease to be employed by Syniverse LLC, Syniverse Technologies Inc. or our respective subsidiaries.

Pursuant to the limited liability company agreement, distributions of property of Syniverse LLC shall be made in the following order:

•	First, holders of Class A Preferred Units, if any, will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Second, holders of Class A Preferred Units, if any, will receive return of their invested capital;

•	Third, holders of Class B Preferred Units will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Fourth, holders of Class B Preferred Units will receive return of their invested capital; and

•	Thereafter, holders of the Common Units will receive all remaining distributions.

A Board of Managers generally has the exclusive authority to manage and control the business and affairs of Syniverse LLC. The composition of the Board of Managers is determined in accordance with the provisions of the securityholders agreement described below.

Securityholders Agreement

Pursuant to the securityholders agreement entered into in connection with our acquisition from Verizon, units of Syniverse LLC (or common stock following a change in corporate form) beneficially owned by the securityholders of Syniverse LLC and its subsidiaries are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of Syniverse LLC in the discussion that follows, such reference shall be deemed to include common stock of Syniverse LLC following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P., which we refer to as the “GTCR investors,” and our executives or other executive officers of our subsidiaries who acquire securities of Syniverse LLC, which we refer to as the “management investors,” and all other parties to the agreement, which we refer to as the “other investors,” will vote all of their units to elect and continue in office, boards of managers or boards of directors of Syniverse LLC and each of its subsidiaries, consisting of up to seven members composed of:

•	three persons designated by GTCR Fund VII;

•	our chief executive officer;

•	one other employee of ours or our subsidiaries designated by the chief executive officer; and

•	two representatives designated jointly by GTCR Fund VII and the chief executive officer, or, if GTCR Fund VII and the chief executive officer are unable to agree upon such representatives, designated by GTCR Fund VII.

The securityholders agreement also provides:

•	the management investors and the other investors with customary tag-along rights with respect to transfers of Syniverse LLC units beneficially owned by the GTCR investors;

•	preemptive rights to management investors and other investors in connection with certain authorizations of sales to the GTCR investors of Common Units or securities convertible into Common Units;

•	in connection with certain sales of interests in Syniverse LLC by investors other than the GTCR investors, rights of first refusal with respect to such sales, first to Syniverse LLC, then to the remaining investors; and

•	the GTCR investors with drag along rights with respect to Syniverse LLC units owned by the management investors and the other investors.

Registration Agreement

Under the registration agreement entered into in connection with our acquisition form Verizon, the holders of a majority of the GTCR investors’ registrable Syniverse LLC securities have the right at any time, subject to certain conditions, to require Syniverse LLC, any corporate successor thereto or any subsidiary thereof, to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration” at Syniverse LLC’s expense or on Form S-2 or Form S-3, which we refer to as a “short-form registration” at Syniverse LLC’s expense. Syniverse LLC is not required, however, to effect any such long-form registration within 90 days after the effective date of a previous long-form registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Syniverse LLC’s expense whenever Syniverse LLC proposes to register any offering of its equity securities (other than pursuant to an initial public offering of Syniverse LLC’s equity securities or a registration on Form S-4 or Form S-8).

Senior Management Agreements

Provisions Regarding Units

Mr. Evans

We have entered into a senior management agreement with G. Edward Evans pursuant to which he:

•	acquired a strip of 1,979.35 Class B Preferred Units and 620,031.79 Common Units, which are referred to as “Co-Invest Units,” at a price of $1,000 per Class B Preferred Unit and $.0333 per Common Unit;

•	acquired 5,855,855.86 additional Common Units which were available only for issuance to management investors and which are referred to as “Carried Units,” at a price of $.0333 per Carried Unit, and

•	committed to acquire up to approximately $196,000 of additional equity securities of Syniverse LLC under certain circumstances.

Co-Invest Units were fully vested when purchased but Carried Units are subject to vesting and will vest quarterly over a period of five years, subject to acceleration in the event of an initial public offering of the equity of Syniverse LLC, or any corporate successor thereto or a sale of Syniverse LLC.

Syniverse LLC may be required to purchase a portion of Mr. Evans’ units in the event of his termination of employment due to death or disability. In addition, Syniverse LLC and the other investors will have the right to purchase all or a portion of Mr. Evans’ units if his employment is terminated. If Syniverse LLC elects or is required to purchase any units pursuant to the call and put options described in the preceding sentences, up to 50% of the purchase price of any such units may be paid by issuing Class A Preferred Units to Mr. Evans. Each Class A Preferred Unit has a liquidation preference equal to the purchase price of the units being purchased with such Class A Preferred Unit. In addition, if any repurchase would result in a violation of law applicable to Syniverse LLC or its subsidiaries or a default under their financing arrangements, Syniverse LLC may defer such purchase until it is permitted, with the deferred purchase price accruing interest at the rate of 10% per annum, compounded quarterly.

The purchase price for securities purchased pursuant to the call and put options described above shall be:

•	the original cost in the case of unvested Carried Units;

•	the fair market value of such unit in the case of vested Carried Units and Co-Invest Units which are Common Units; and

•	the unreturned capital plus unpaid yield in the case of Co-Invest Units that are Class B Preferred Units.

GTCR Fund VII, L.P. loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum.

The senior management agreement also prohibits Mr. Evans from transferring any of his Co-Invest Units or Carried Units, subject to certain exceptions. This transfer restriction terminates with respect to particular securities upon such securities being transferred in a public sale and terminates with respect to all securities upon the sale of Syniverse LLC.

Others

Other members of our senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into senior management agreements pursuant to which they acquired an aggregate of 5,405,405.41 Carried Units at the same price and under terms generally no less favorable to the company than Mr. Evans’ terms.

Employment Provisions

Mr. Evans

Our senior management agreement with Mr. Evans also contains provisions relating to employment. Mr. Evans agrees to serve as our chief executive officer until he resigns or until we terminate his employment. While employed by us, Mr. Evans will receive an annual base salary of $400,000, subject to increase by our board of directors. For each fiscal year of employment, Mr. Evans is eligible for an annual bonus of up to 50% of his annual base salary and is entitled to any other benefits approved by our board of directors. During Mr. Evans’ employment, Evans Motor Sports LLC, an entity owned by Mr. Evans, will be entitled to use an aircraft leased by us. Mr. Evans or Evans Motor Sports LLC pays that percentage of the monthly lease and other fixed costs for such aircraft based on Mr. Evans’ actual use of the aircraft on behalf of or in furtherance of business for Evans Motor Sports LLC, and reimburses us for all operating costs of the aircraft in connection with such use. Commencing in 2004, Mr. Evans or Evans Motor Sports LLC shall make such payments on a quarterly basis within the thirty (30) days immediately following the end of such quarter.

Mr. Evans’ employment will continue until (i) he resigns without good reason, disability or death, (ii) our board of directors decides to terminate his employment with cause, (iii) our board of directors decides to terminate his employment without cause, or (iv) he terminates his employment for good reason. If his employment is terminated by us without cause or by Mr. Evans for good reason, then we will be obligated to pay Mr. Evans one-twelfth of his annual base salary per month for a six-month period commencing on the date of termination. We have an option to extend the severance payment period (and the corresponding non-compete period described below) for up to three additional six-month periods. Any severance payments made to Mr. Evans will be reduced by the amount of any cash compensation he earns or receives with respect to any other employment during the period in which he is receiving severance.

Mr. Evans agreed to limitations on his ability to disclose any of our confidential information, and acknowledged that all inventions relating to his employment belong to us. Mr. Evans also agreed not to compete with us anywhere in the world or to solicit our employees for either the period during which he receives severance (if he is terminated without cause or if he resigns for good reason) or for two years after his termination (if he resigns without good reason or if we terminate his employment for cause).

The senior management agreement also contains customary representations, warranties and covenants.

Others

Other members of our senior management team, including Messrs. Lawless, Kremian, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher, Bergen Henegouwen, Corrao and Ms. Hermansen, also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Consulting Agreement

At the time of our acquisition from Verizon, we entered into a Consulting Agreement with Michael Hartmen pursuant to which Mr. Hartman agreed to provide consulting services to us and retain the title of President for a period of one year until February 14, 2003. Mr. Hartman received consulting payments totaling $215,500 in two installments in January and February of 2003, but was not entitled to any fringe benefits.

Mr. Hartman agreed to limitations on his ability to disclose any of our confidential information, and acknowledges that all inventions relating to his service to us belong to us. Mr. Hartman also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the closing of the acquisition.

Purchase Agreements

At the time of our acquisition from Verizon, the GTCR investors and certain co-investors acquired a strip of Class B Preferred Units and Common Units for an aggregate purchase price of $252,367,500 and $2,632,500, respectively and committed to purchase up to an additional $25,000,000 of equity securities of Syniverse LLC. The investment of the additional $25,000,000 is conditioned upon the GTCR investors and the board of managers of Syniverse LLC approving the terms of the investment and the proposed use of the proceeds from the investment, as well as the satisfaction of certain other conditions.

Professional Services Agreement

At the time of our acquisition from Verizon, we engaged GTCR Golder Rauner, LLC (“GTCR”) as a financial and management consultant, and GTCR agreed to provide financial and management consulting services to us and our subsidiaries, all on the terms and subject to the conditions set forth in the professional services agreement.

GTCR agreed during the term of such engagement to consult with our board, the boards of directors (or similar governing body) of our affiliates and our management and management of our affiliates in such manner and on such business and financial matters as may be reasonably requested from time to time by the Board, including but not limited to: (i) corporate strategy; (ii) budgeting of future corporate investments; (iii) acquisition and divestiture strategies and (iv) debt and equity financings.

GTCR will provide and devote to the performance of the professional services agreement such partners, employees and agents of GTCR as GTCR deems appropriate for the furnishing of the services required by the professional services agreement.

At the time of any purchase of equity by the Investors and/or their Affiliates pursuant to Section 1B of the unit purchase agreement, we will pay to GTCR a placement fee in immediately available funds equal to one percent of the amount paid to Syniverse LLC in connection with such purchase. At the time of any other equity or debt financing of Syniverse LLC, Syniverse Inc., us or any of our respective subsidiaries prior to a Public Offering (as defined in Syniverse LLC’s limited liability company agreement) (other than (i) the purchase of securities of Syniverse LLC by any executive pursuant to any senior management agreement (as entered into from time to time among Syniverse LLC, us and our executives) and (ii) any debt or equity financing provided by the seller or sellers of a target company or business in connection with the acquisition thereof), we will pay to GTCR a placement fee in immediately available funds equal to one percent of the gross amount of such financing (including the committed amount of any revolving credit facility). If any individual payment to GTCR pursuant to this paragraph would be less than $10,000, then such payment will be held by us until such time as the aggregate of such payments equals or exceeds $10,000.

We pay to GTCR an annual management fee of $500,000. Such management fee is payable in equal monthly installments.

We are obligated to promptly reimburse GTCR for such reasonable travel expenses, legal fees and other out-of-pocket fees and expenses as have been or may be incurred by GTCR, its directors, officers and employees in connection with our purchase from Verizon, in connection with any financing of Syniverse LLC, us or any of our respective subsidiaries, and in connection with the rendering of any other services hereunder (including, but not limited to, fees and expenses incurred in attending company-related meetings).

The professional services agreement will continue until the earlier to occur of (i) a sale in a public offering registered under the Securities Act of 1933, as amended, of equity securities of Syniverse LLC or a corporate successor to Syniverse LLC and (ii) the Investors and their Affiliates ceasing to own at least 50% of the Investor Securities (as defined in the unit purchase agreement). No termination of the professional services agreement, whether pursuant to this paragraph or otherwise, will affect our obligations with respect to the fees, costs and expenses incurred by GTCR in rendering services hereunder and not reimbursed by us as of the effective date of such termination.

Neither GTCR nor any of its affiliates, partners, employees or agents shall be liable to us, Syniverse LLC, or their subsidiaries or affiliates for any loss, liability, damage or expense arising out of or in connection with the performance of services contemplated by the professional services agreement, unless such loss, liability, damage or expense is proven to result directly from the gross negligence or willful misconduct of GTCR.

We have agreed to indemnify and hold harmless GTCR, its partners, affiliates, officers, agents and employees against and from any and all loss, liability, suits, claims, costs, damages and expenses (including attorneys’ fees) arising from their performance under the professional services agreement, except as a result of their gross negligence or intentional wrongdoing.

Neither GTCR nor we may assign our rights or obligations under the professional services agreement without the express written consent of the other, except that GTCR may assign its rights and obligations to an affiliate of GTCR. The professional services agreement is governed by the internal laws of the State of Delaware.

For purposes of the professional services agreement, the following terms have the following definitions:

“Affiliate” of any person means any other person controlling, controlled by or under common control with such particular person or entity.

“Investors” means GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., and GTCR Co-Invest, L.P.

Revenue Guaranty Agreement

We have entered into an agreement with Verizon Information Services Inc. (VIS) in which VIS has agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets.

Payments due under the agreement would be calculated quarterly as equal to 61.875% of the shortfall for the each first three quarters and 82.5% of the cumulative shortfall for each of the years covered under the agreement. The quarterly and full year targets covered under the agreement are:

•	$12.9 million for each fiscal quarter in 2002, $45.4 million for the period February 14, 2002 to December 31, 2002;

•	$8.7 million for each fiscal quarter in 2003, $34.9 million for full year 2003;

•	$8.4 million for each fiscal quarter in 2004, $33.5 million for full year 2004;

•	$8.3 million for each fiscal quarter in 2005, $33.2 million for full year 2005.

No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to December 31, 2003.

Intellectual Property Agreement

Under the intellectual property agreement entered into in connection with our acquisition from Verizon, Verizon Information Services Inc., Verizon Communications Inc. and we agreed to the following:

•	We and the Verizon companies each conveyed an undivided joint ownership interest to the other in certain of our respective unregistered intellectual property;

•	the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain of their respective registered intellectual property to us and our affiliates;

•	We granted a limited royalty-free, non-exclusive, worldwide license of certain of our registered intellectual property to the Verizon companies and their affiliates;

•	the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain third-party intellectual property to us pursuant to their right to sublicense such materials;

•	the Verizon companies conveyed and transferred to us certain of their intellectual property; and

•	the Verizon companies and their affiliates are generally indefinitely prohibited from using any of the intellectual property that we license to them under the intellectual property agreement to offer goods or services that compete with us, whether such goods or services are provided to third parties or used internally.

Taken together, these licenses and joint-ownership grants generally provide us and the Verizon companies the right to continue our respective use of the other’s intellectual property in existence as of the closing of the acquisition to the extent that we rely upon such intellectual property to operate our respective businesses prior to the closing of the acquisition. We also agreed that, except as required by applicable law, we will not divulge or otherwise make available to any person the intellectual property that is the subject of the agreement.

Distributed Processing Services Agreement

We entered into a Distributed Processing Services Agreement with Verizon Information Technologies Inc. (“VITI”) whereby VITI agreed to provide us with data center infrastructure and technical support services in support of our distributed systems processing, including a data center network infrastructure. Furthermore, for a period not to exceed sixty (60) days from the effective date of the Distributed Processing Services Agreement, VITI provides the six circuits that we receive from NTN on a pass-through cost basis. VITI also continued to provide us access to SAP, AP and Intranet applications for a period of sixty (60) days from the effective date of the Distributed Processing Services Agreement.

VITI is responsible for monitoring the company-provided telecommunications network between our location and VITI’s location, as well as for the purchase and maintenance of the network hardware and software at VITI’s demarcation point. We are responsible for the purchase and maintenance of any network hardware or software necessary to allow us to connect to the network at a mutually satisfactory company demarcation point.

We pay both monthly labor fees (capped at approximately $240,667 per month) and maintenance fees. The contract rate of the maintenance fees is $3.6 million annually with $300,000 of that charge billed to us on a monthly basis. If new hardware, software or maintenance is added or service levels are increased, VITI will charge us at rates that are consistent with those described above in this paragraph. To the extent we request VITI to transfer any third party licenses used specifically for us and not under Verizon’s enterprise license, VITI will transfer such licenses, provided that we have paid all consent, license and maintenance fees.

The agreement is for 18 months. We have the right to terminate the agreement (or any services relating to specific hardware or software that we may want to remove from the environment) for convenience, in whole or in part, by providing three months prior written notice. Appropriate adjustments to the fees will be made with respect to any termination in part. Provided that we have not been terminated for default, VITI will, upon request, provide termination assistance to us sufficient to transfer us to another service provider. This assistance shall be provided at $125 per hour.

We have the right to purchase certain hardware from VITI upon termination or expiration of the agreement for either one dollar or book value, depending on the type of hardware. We and VITI also entered into service level agreements, attached as an exhibit to the agreement, for existing applications and hardware and for existing hardware platforms. The parties are also obligated to negotiate new service levels for added hardware and software within 90 days of the implementation of such additional hardware or software.

On July 8, 2003, the Distributed Processing Services Agreement with VITI was renewed for an additional 3 years. Amounts incurred under this agreement total $4.6 million for the year ended December 31, 2003.

Equity Sponsor’s Investment in Transaction Network Services, Inc.

Certain investment funds affiliated with GTCR Golder Rauner, LLC are collectively the controlling equityholder of Transaction Network Services, Inc. (“TNS”). We have done business with TNS in the past, and expect to continue to do business with TNS in the future. Collin Roche, who serves as one of our directors, also serves on the board of directors of TNS. For the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, we recognized revenues in the amount of $1,617 and $2,313, respectively. For the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, we recognized expenses in the amount of $687 and $457, respectively.

Acquisition of Brience Inc.

Effective July 23, 2003, pursuant to an agreement and plan of merger dated as of July 15, 2003, among Syniverse Networks, Syniverse Brience, LLC (“Syniverse Brience”), Brience, Inc. (“Brience”) and certain holders (the “seller parties”) of Series C Preferred Stock, par value $.01 per share, of Brience, Brience was merged with and into Syniverse Brience with Syniverse Brience continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks. Historically, Brience developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience’s business was limited to selling and servicing its Mobile Processing Server product.

As a result of the merger, each share of Series C Preferred Stock of Brience outstanding as of the effective time of the merger was converted into a right to receive a pro rata share of 1.67 shares of Class B Common Stock, par value $.01 per share, of Syniverse Networks, under the terms and subject to the conditions set forth in the merger agreement. All other outstanding classes of stock of Brience were canceled and retired with no right to payment under the terms of the merger agreement. Concurrent with the merger, the seller parties other than GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. entered into an exchange agreement, dated as of July 23, 2003, with Syniverse LLC pursuant to which such seller parties (the “exchange parties”) exchanged all of the merger consideration received by the exchanging parties in the merger in exchange for a pro rata portion of 19,775.01 common units of Syniverse LLC. Also concurrent with the merger, GTCR Fund VII, L.P. and GTCR Co-Invest L.P. (the “investors”) entered into a contribution agreement, dated as of July 23, 2003, with Syniverse LLC pursuant to which the Investors agreed to contribute to Syniverse LLC all of the merger consideration received by the investors in the merger in exchange for a pro rata position of 80,224.99 common units of Syniverse LLC.

The consideration paid to holders of Series C Preferred Stock was determined through arms-length negotiations between (i) the board of managers and officers of Syniverse LLC and the boards of directors and officers of Syniverse Networks and us and (ii) the board of directors and officers of Brience, which included representatives of the exchanging parties. Messrs. Donnini and Roche recused themselves from all discussions by the board of managers of Syniverse LLC and the boards of directors of Syniverse Networks and us with respect to the merger. The merger agreement was approved and adopted by the stockholders of Brience pursuant to written consents, which included a majority of the minority owners of Brience.

ITEM 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to us by our independent auditor Ernst & Young LLP:

	Year Ended December 31, 2002	Year Ended December 31, 2003
Audit fees(1)	718,598	732,787
Audit-related fees(2)	193,518	109,269
Tax fees(3)	77,018	—
All other	—	—

Total fees	989,134	842,056

1)	Audit fees include fees for our fiscal year-end audit, interim quarterly reviews, other SEC filings, comfort letters, consents acquisitions, and accounting consultations.
2)	Audit-related fees include fees for due diligence in connection with proposed acquisitions.
3)	Tax fees include fees for consultation on state tax and international tax matters.

Our Board of Directors pre-approved all of the services by Ernst & Young LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or note thereto.

(b) The following reports on Form 8-K were filed during the fourth quarter of 2003:

•	The registrant filed a Current Report on Form 8-K on October 30, 2003, under “Item 9. Regulation FD Disclosure” and “Item 12. Disclosure of Results of Operations and Financial Condition” reporting on Syniverse Technologies Inc.’s results for the third quarter of 2003.

•	The registrant filed a Current Report on Form 8-K/A on November 14, 2003, under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” reporting the restated audited consolidated financial statements of the Ultimate Parent as of December 31, 2002 and for the period from February 14, 2002 to December 31, 2002 in lieu of the audited pre-acquisition financial statements of Brience.

(c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated December 7, 2001, by and between TSI Telecommunication Holdings, Inc. and Verizon Information Services Inc.(1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among TSI Telecommunication Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and TSI Network Services Inc.(1)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.(1)

*3.1.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc.

3.2	Bylaws of TSI Telecommunication Services Inc.(1)

3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.(1)

3.4	Bylaws of TSI Telecommunication Holdings, Inc.(1)

3.5	Amended and Restated Certificate of Incorporation of TSI Network Services Inc.(1)

3.6	Bylaws of TSI Network Services Inc.(1)

3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.(1)

*3.7.1	Restated Certificate of Formation of Syniverse Holdings, LLC

3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.(1)

3.9	Certificate of Incorporation of TSI Finance Inc.(1)

3.10	Bylaws of TSI Finance Inc.(1)

3.11	Amendment No. 1 to Amended and Restated Certificate of Incorporation of TSI Telecommunication Network Services, Inc.(6)

3.12	Limited Liability Company Operating Agreement of TSI Brience, LLC.(6)

4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.(1)

4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.(1)

4.5	Form of Rule 144A Global Note.(1)

4.6	Form of Regulation S Global Note.(1)

4.7	Form of Exchange Note.(1)

10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.(1)

Exhibit No.	Description

10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.(1)

10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

†10.5	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.(1) as amended by that certain Amendment to Senior Management Agreement, dated April 1, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and G. Edward Evans (2).

†10.6	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.(1)

†10.7	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.(1)

†10.8	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.(1)

†10.9	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.(1)

†10.10	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.(1)

†10.11	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.(1)

†10.12	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.(1)

†10.13	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.(1)

†10.14	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.(1)

†10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.(1)

10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.(1)

10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.(1)

10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.(1)

10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.(1)

Exhibit No.	Description

10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.(1)

10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.(1)

10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.(1)

10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services Inc.(1)

10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.(1)

10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.(1)

10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services Inc.(1)

10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services Inc.(1)

†10.31	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.(1)

†10.32	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.(1)

†10.33	Form of Nonqualified Stock Option Agreement for Non-Management.(1)

†10.34	TSI Telecommunication Holdings, Inc. Non-employee Directors Stock Option Plan (9)

†10.35	Form of Nonqualified Stock Option Agreement for Non-employee Directors (9)

†10.36	Senior Management Agreement, dated June 3, 2002 among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Charles A. Drexler.(9)

†10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Linda Hermansen (3).

†10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Gilbert Mosher (3).

†10.39	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Eugene Bergen Henegouwen.(2)

†10.40	Senior Management Agreement, dated August 14, 2003, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc, and Paul Corrao(7)

10.41	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc. (4)

Exhibit No.	Description

10.42	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services Inc., TSI Brience, LLC, Brience, Inc., and the Seller Parties named therein. (5)

10.43	Exchange Agreement, dates as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities”. (5)

10.44	Contribution Agreement, dates as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and TSI Telecommunication Holdings, LLC. (5)

10.45	Second Amendment to Credit Agreement, dated as of March 11, 2004, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc. (8)

*10.46	Agreement relating to the sale and purchase of the entire issued share capital of Softwright Holdings Limited, dated as of December 19, 2003, by and among TSI Telecommunication Services Inc. and the Vendors named therein.

†*10.47	Senior Management Agreement, dated December 8, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and F. Terry Kremian.

*12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics of Syniverse Technologies, Inc.

*21.1	Subsidiaries of Syniverse Holdings, LLC.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 333-88168-1).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-88168-1).
(4)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 25, 2003 (File No. 333-88168-1).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 33-88168-1).
(6)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 2 (Registration No. 333-99293).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K filed on March 16, 2004 (File No. 333-88168).
(9)	Incorporated by reference to the Registrants’ Registration Statement on Form S-1 filed September 6, 2002 (Registration No. 333-99293).
*	Filed herewith.
†	Compensatory plan or agreement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

Report of Independent Certified Public Accountants	63

Consolidated Balance Sheets at December 31, 2002 and 2003	64

Consolidated Statements of Operations for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	65

Consolidated Statements of Changes in Shareholder’s/Unitholders’ Equity for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	66

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	67

Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Syniverse Holdings, LLC

We have audited the accompanying consolidated balance sheets of Syniverse Holdings, LLC (formerly TSI Telecommunication Holdings, LLC) and predecessor as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’/unitholders’ equity and cash flows for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syniverse Holdings, LLC and predecessor as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

March 25, 2004

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash	$42,190	$8,299
Accounts receivable, net of allowances of $2,424 and $2,535, respectively	55,193	61,611
Deferred tax assets	2,110	369
Prepaid and other current assets	5,811	6,284

Total current assets	105,304	76,563

Property and equipment, net	33,728	33,548
Capitalized software, net of accumulated amortization	73,914	67,653
Deferred costs, net	16,015	14,584
Goodwill	330,559	331,263
Identifiable intangibles:
Customer contract, net	13,594	9,705
Trademark	51,700	685
Customer base, net	207,124	196,270
Other assets	1,130	—

Total assets	$833,068	$730,271

LIABILITIES AND UNITHOLDERS’/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,204	$4,029
Accrued payroll and related benefits	6,672	8,881
Accrued interest	14,608	14,136
Other accrued liabilities	15,841	17,419
Current portion of Term Note B, net of discount	52,736	33,589

Total current liabilities	98,061	78,054

Long-term liabilities:
Deferred taxes	10,983	19,700
Subordinated Notes, net of discount	240,257	241,037
Term Note B, net of discount—less current portion	211,607	174,749
Other liabilities	1,250	2,955

Total long-term liabilities	464,097	438,441

Redeemable preferred stock of Brience	119	—

Commitments and contingencies

Unitholders’/shareholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at December 31, 2002 and December 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 89,099,099 and 90,505,405 units issued at December 31, 2002 and December 31, 2003, respectively and 88,828,859 and 90,505,405 outstanding at December 31, 2002 and December 31, 2003, respectively	2,967	120,351
Common stock of Brience-$.01 par value, 30,000,000 shares authorized and 72,266 issued and outstanding at December 31, 2002	1	—
Additional paid-in capital of Brience	117,219	—
Notes receivable from stockholders of Brience	(312)	—
Accumulated deficit	(101,442)	(159,368)
Accumulated other comprehensive income-unrealized gains on investments	—	426
Less cost of treasury units (270,270 and 0 common units at December 31, 2002 and December 31, 2003, respectively)	(9)	—

Total unitholders’/shareholders’ equity	270,791	213,776

Total liabilities and unitholders’/shareholders’ equity	$833,068	$730,271

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Revenues (including $122,397, $15,838, $1,617 and $2,313 from affiliates, respectively)	$361,358	$39,996	$296,044	$271,408

Costs and expenses:
Cost of operations (including $34,460, $4,419, $687 and $457 from affiliates, respectively)	169,025	20,655	130,364	109,744
Sales and marketing	24,348	2,614	22,706	18,631
General and administrative (including $4,511, $443, $0 and $0 from affiliates, respectively)	41,245	3,001	42,630	39,881
Provision for (recovery of) uncollectible accounts	2,207	1,340	(693)	466
Depreciation and amortization	15,203	1,464	33,285	37,319
Restructuring	—	—	2,845	2,164
Impairment losses on intangible assets	—	—	—	53,712

	252,028	29,074	231,137	261,917

Operating income	109,330	10,922	64,907	9,491

Other income (expense), net:
Interest income (including $2,472, $221, $0 and $0 from affiliates, respectively)	3,903	432	965	768
Interest expense	—	—	(54,105)	(58,128)
Other, net	(80)	(19)	(275)	—

	3,823	413	(53,415)	(57,360)

Income (loss) from continuing operations before provision for income taxes	113,153	11,335	11,492	(47,869)
Provision for income taxes	43,895	4,418	9,320	10,057

Income (loss) from continuing operations	69,258	6,917	2,172	(57,926)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $312, net of income taxes of $0)	—	—	(1,541)	—

Net income (loss)	69,258	6,917	631	(57,926)
Preferred unit dividends	—	—	(22,952)	(28,581)

Net income (loss) attributable to common shareholders/unitholders	$69,258	$6,917	$(22,321)	$(86,507)

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’/SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Class A Preferred Units	Class B Preferred Units	Common Units	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Units	Notes Receivable from Brience Stockholders	Accumulated Other Comprehensive Income (Loss)	Total
PREDECESSOR
Balance at December 31, 2000	$—	$—	$—	$1	$100,614	$17,038	$—	$—	$(346)	$117,307
Net income	—	—	—	—	—	69,258			—	69,258
Dividends declared	—	—	—	—	—	(33,750)			—	(33,750)
Tax benefit from exercise of stock options	—	—	—	—	289	—	—	—	—	289

Balance at December 31, 2001	—	—	—	1	100,903	52,546	—	—	(346)	153,104
Net income	—	—	—	—	—	6,917			—	6,917
Dividends declared	—	—	—	—	—	(26,514)			—	(26,514)
Tax benefit from exercise of stock options	—	—	—	—	3	—	—	—	—	3

Balance at February 13, 2002	$—	$—	$—	$1	$100,906	$32,949	$—	$—	$(346)	$133,510

SUCCESSOR
Balance at February 14, 2002	$—	$252,367	$2,967	$1	$117,219	$(102,073)	$—	$(312)	$—	$270,169
Net income						631				631
Cost of treasury units (270,270 common units)	—	—	—	—	—	—	(9)	—	—	(9)

Balance, December 31, 2002	—	252,367	2,967	1	117,219	(101,442)	(9)	(312)	—	270,791
Net loss	—	—	—	—	—	(57,926)	—	—	—	(57,926)
Other comprehensive income - unrealized gains on investments	—	—	—	—	—	—	—	—	426	426

Comprehensive income	—	—	—	—	—	—	—	—	—	(57,500)
Issuance of common units	—	—	47	—	—	—	—	—	—	47
Acquisition of Brience, Inc. in common control merger			117,337	(1)	(117,219)	—	—	312	—	429
Cost of treasury units (270,270 common units)	—	—	—	—	—	—	9	—	—	9

Balance, December 31, 2003	$—	$252,367	$120,351	$—	$—	$(159,368)	$—	$—	$426	$213,776

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities
Net income (loss)	$69,258	$6,917	$631	$(57,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,203	1,464	41,962	49,265
Provision for (recovery of) uncollectible accounts	2,207	1,340	(693)	466
Deferred income tax benefit (expense)	(4,748)	(586)	8,873	10,458
Pension and other employee retirement benefits	3,861	546	—	—
Deferred charges	—	—	—	(2,000)
Gain on forgiveness of debt	—	—	—	(1,250)
Loss on disposition of property	—	—	1,472	327
Impairment losses on intangible assets	—	—	—	53,712
Changes in operating assets and liabilities:
Accounts receivable	30,498	14,682	7,475	(6,644)
Other current assets	3,912	(1,641)	(1,814)	1
Accounts payable	(7,146)	2,732	(4,350)	(1,874)
Other current liabilities	18,236	(24,269)	6,602	(254)
Other assets	—	—	(393)	1,130
Other liabilities	—	—	—	2,955

Net cash provided by operating activities	131,281	1,185	59,765	48,366

Cash flows from investing activities
Capital expenditures	(10,406)	(606)	(12,278)	(18,280)
Acquisition of Softwright Holdings Limited net of cash acquired	—	—	—	(603)
(Increase) decrease in note receivable-affiliate	(89,425)	35,387	—	—

Net cash provided by (used in) investing activities	(99,831)	34,781	(12,278)	(18,883)

Cash flows from financing activities
Dividends paid	(33,750)	(11,250)	—	—
Debt issue fees paid	—	—	—	(1,683)
Excess cash received at purchase date	—	—	1,884	—
Principal payments on long-term debt	—	—	(15,641)	(62,059)
Retirement of short-term debt	—	—	(30,430)	—
Issuance of common units	—	—	—	65
Repurchase of common units	—	—	(9)	(9)
Notes receivable from stockholders of Brience	—	—	—	312

Net cash used in financing activities	(33,750)	(11,250)	(44,196)	(63,374)

Net increase (decrease) in cash	(2,300)	24,716	3,291	(33,891)
Cash at beginning of period	2,584	284	38,899	42,190

Cash at end of period	$284	$25,000	$42,190	$8,299

Supplemental cash flow information
Interest paid	$—	$—	$30,187	$46,152
Income taxes paid	24,019	22,554	1,605	—

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	—	15,264	—	—
Reduction of goodwill and restructuring reserve accrual	—	—	666	284
Acquisition of Brience with 100,000 common units of LLC	—	—	—	3

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1. Description of Business

We are a global communications technology company specializing in innovative business and network engineering solutions that manage and interconnect voice and data systems throughout the world. Our services include transaction-based technology interoperability, network, number portability and call processing services that simplify the interconnection and management of complex voice and data networks. We address technology interoperability complexities as the largest clearinghouse in the United States for the billing and settlement of wireless roaming telephone calls, with an estimated market share of approximately 60% in 2003 based on wireless subscribers. We also own one of the largest unaffiliated Signaling System 7 (SS7) networks in the United States. SS7 is the telecommunication industry’s standard network signaling protocol used by nearly all carriers to enable the setup and delivery of wireless and wireline telephone calls. Our network services also allow our customers to access intelligent network services and monitor network performance and subscriber activity on a real-time basis. In addition, we are the industry’s leading developer and provider of call processing solutions that enable seamless regional, national and international wireless roaming telephone service.

On March 1, 2004, we changed our corporate name from TSI Telecommunication Holdings, LLC to Syniverse Holdings, LLC. In addition, we changed the names of each of our subsidiaries, as detailed in Note 2 below.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Syniverse Holdings, LLC (Syniverse LLC, formerly TSI Telecommunication Holdings LLC), Syniverse Holdings, Inc. (Syniverse Inc., formerly TSI Telecommunication Holdings Inc.), Syniverse Technologies, Inc. (Syniverse, formerly TSI Telecommunication Services Inc.), Syniverse Finance, Inc. (Syniverse Finance, formerly TSI Finance Company), Syniverse Networks, Inc. (Syniverse Networks, formerly TSI Telecommunication Networks Inc.), Syniverse Technologies, BV (formerly TSI Telecommunication Services, BV), for periods beginning on and after February 14, 2002, Syniverse Brience, LLC (Syniverse Brience, formerly TSI Brience, LLC) and Softwright Holdings Limited (Softwright). References to “the Company” or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

Syniverse, previously known as GTE Telecommunication Services, Inc., was incorporated in 1987, as an indirect wholly owned subsidiary of GTE Corporation (GTE). As a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE in June 2000, Syniverse became an indirect wholly owned subsidiary of Verizon Communications Inc. (Verizon). The merger of Bell Atlantic and GTE was accounted for as a pooling of interests business combination. Accordingly, references to affiliates and related parties include Verizon and its predecessor companies for all periods presented.

On February 14, 2002, Syniverse Inc. acquired all of the outstanding stock of Syniverse from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by Syniverse LLC at the acquisition date and outstanding at December 31, 2002 and 2003 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund. As of February 14, 2002, Verizon is no longer an affiliate or related party.

As described more fully in Note 5, Syniverse LLC acquired Brience, Inc. (Brience) in July 2003. Due to common control of both Syniverse LLC and Brience since February 14, 2002 by funds associated with GTCR, the acquisition was accounted for in a manner similar to a pooling of interests. Therefore, all historical financial statements of Syniverse LLC since that date have been restated herein to include Brience’s historical financial results.

As described more fully in Note 6, Syniverse LLC acquired Softwright Holdings Limited on December 19, 2003. The acquisition was accounted for using the purchase method of accounting.

The term “successor” refers to Syniverse Holdings, LLC (Syniverse LLC) and all of its subsidiaries, including Syniverse, following the acquisition of Syniverse on February 14, 2002. The term “predecessor” refers to Syniverse prior to being acquired by Syniverse Inc. on February 14, 2002.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software and are generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. Generally, these policies have resulted in our recognition of revenue from the software license fee on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. We provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Due to our billing cycles, which for some products lag as much as 60 days after services are rendered, we estimate the amounts of unbilled revenue each reporting period.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $186, $22, $217 and $108 for the year ended December 31, 2001, the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of operations amounted to $26,658, $2,527, $22,494, and $15,616 for the year ended December 31, 2001, the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, respectively.

Stock-Based Compensation

We participated in stock-based employee compensation plans sponsored by Verizon for the periods ending 2000, 2001 and the period from January 1, 2002 to February 13, 2002. We participated in a stock-based employee compensation plan sponsored by Brience for the period from February 14, 2002 to December 31, 2002.

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002.

We account for these plans and related grants there under using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123. Pro forma fair value method amounts are not materially different from the intrinsic value method and hence are not disclosed.

Employee Benefit Plans

We participated in Verizon benefit plans in 2001, and the period from January 1, 2002 to February 13, 2002. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations were accrued currently. Prior service costs and credits resulting from changes in plan benefits were amortized over the average remaining service period of the employees expected to receive benefits.

Cash

We consider all highly liquid investments of operating cash with original maturities of three months or less to be a cash or cash equivalent. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts and are stated at cost, which approximates fair value.

Trade Receivables

Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. We establish a general reserve based on historical experience, in addition to a reserve for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. We do not require deposits or other collateral from our customers and hence we are at risk for all accounts receivable.

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2002 and 2003, accounts receivable includes interest receivable totaling $2,927 and $3,900, respectively, related to finance charges to customers, but the entire amount is offset by a contra account.

Income Taxes

Syniverse LLC is treated as partnership for income tax purposes, and accordingly, partnership income or loss is passed through to the unitholders. However, Syniverse LLC owns all of the outstanding stock of Syniverse, Inc. which files a consolidated income tax return with its wholly-owned subsidiaries and therefore the accompanying financial statements include a provision for income taxes related to Syniverse Inc. and its subsidiaries using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Brience, Inc. will file a separate consolidated income tax return for periods prior to its acquisition by Syniverse LLC (see Note 5).

Property and Equipment, Net

Property and equipment consist primarily of hardware and software equipment necessary to operate our SS7 network, leasehold improvements and furniture in our headquarter facilities, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives.

The asset lives used are presented in the following table:

Average Lives (In Years)
Equipment	5-10
Furniture and fixtures	6
Leasehold improvements	Shorter of term of lease or life of asset

When the depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in income.

Betterments, renewals and extraordinary repairs which increase the value or extend the life of the asset are capitalized. Repairs and maintenance costs are expensed as incurred.

Computer Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $7,186, $524, $9,801, and $11,007 for the periods 2001, January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and December 31, 2003, respectively.

Deferred Financing Costs

We amortize deferred financing costs using the effective interest method and record such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2002 and 2003, accumulated amortization totaled $13,282 and $28,545, respectively. There were no identifiable intangible assets prior to February 14, 2002.

Impairment Losses

We evaluate our depreciable and amortizable long-lived assets for impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. SFAS 144 was adopted on January 1, 2002. Prior to SFAS 144’s adoption, we accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Derivatives

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities (SFAS 133)”, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. To protect against interest rate risk, we acquired an interest rate cap during the year ended December 31, 2003. Because the interest rate cap did not meet the criteria for hedge accounting, all changes in fair value are immediately recognized in earnings (see Note 14).

Comprehensive income

Accumulated other comprehensive income relates entirely to unrealized gains on available-for-sale securities. Accumulated unrealized gains on available-for-sale securities were $426 for the year ended December 31, 2003.

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These equity securities are included in other current assets in the accompanying consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2003 and 2002, available-for-sale securities had a fair value of $426 and $0, respectively. Because the cost of these securities had previously been written off due to other-than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $426 at December 31, 2003.

Segment Reporting

For all periods reported, we operated as a single segment.

Earnings Per Share

We do not present earnings per share since Syniverse LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

Reclassifications

Certain prior year balances have been reclassified to conform to 2003 presentation.

Critical Accounting Estimates

The following summarizes our most significant accounting estimates.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices in full. We regularly review the adequacy of the accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general reserve for doubtful accounts by applying a percentage based on the aging category. If our customers’ financial conditions or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts.

Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memos resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable. If our billing errors or discrepancies are not resolved satisfactorily, or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required.

Impairment

We review long-lived assets including intangibles for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable and will review goodwill and intangibles at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. These estimates include the amount of severance and other costs expected to be paid between April 2002 and the first quarter of 2003. We have also made estimates of the costs to be incurred as a part of our August 29, 2002, February 28, 2003, and July 2003 restructurings. These estimates relate to severance related costs expected to be incurred between August 2002 and November 2003. The payments related to these restructurings were completed in 2003.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally generated information. We have made similar estimates of the fair values of the assets acquired as of December 19, 2003 as part of our purchase of Softwright based on internally prepared analyses. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. The effective tax rate differs from the statutory tax rate due primarily to the pooling of Brience’s results, impairment losses on intangible assets, and to a lesser extent to state and local taxes. Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision. As a result of a review undertaken at December 31, 2003, we concluded that it was appropriate to establish a full valuation allowance for our deferred tax assets.

3. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (FIN 46) addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Nonpublic entities with an interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, shall apply this Interpretation to that entity immediately. Nonpublic enterprises shall apply this Interpretation to all entities that are subject to this Interpretation by the beginning of the first annual period beginning after December 15, 2004. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe that FIN 46 has any impact on our financial statements currently. However, if we enter into certain types of transactions in the future, including special purpose entities, then consolidation of that entity might be required.

In April 2003, the FASB issued Statement No. 149, “Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS 149). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement has not had a material impact on our financial statements.

4. Acquisition of Syniverse

On February 14, 2002, Syniverse Inc. acquired Syniverse by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into Syniverse (the “acquisition”). Pursuant to the merger agreement, Verizon Information Services Inc. received merger consideration equal to $770,000 in cash. Fees and expenses of approximately $37,300 were paid. A working capital adjustment of $1,400 was paid to Verizon in May 2002. Syniverse Inc. is a corporation formed by Syniverse LLC, which is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans (Syniverse’s chief executive officer) and certain other members of Syniverse’s management. Syniverse is a leading provider of mission-critical transaction processing services to wireless telecommunications carriers throughout the world. As a result of the acquisition, the ultimate Parent expects to increase market share due to independence from Verizon.

The acquisition was funded as follows:

Equity contribution	$255,335
Cash held by Syniverse	25,000
Working capital adjustment paid in May 2002	1,400
Acquisition fees and expenses paid after closing using cash generated from operations	6,948
Senior credit facility
Revolving credit facility	5,430
Term loan, net of discount	275,000
Senior Notes, net of discount	239,570

$808,683

The following table summarizes the fair values of the assets acquired and liabilities assumed at February 14, 2002, the date of the acquisition.

Cash and other current assets	$92,499
Property and equipment	35,049
Intangible assets not subject to amortization -
Trademarks	51,700
Intangible assets subject to amortization—(19 year weighted-average useful life)
Software (11 year weighted-average useful life)	78,532
Contracts (4 year weighted-average useful life)	17,400
Customer Base (20 year weighted-average useful life)	216,600
Deferred financing costs	19,269
Goodwill	330,559

Total assets acquired	841,608
Current liabilities, excluding long-term debt	(62,940)
Restructuring	(3,333)
Long-term debt	(520,000)

Total liabilities assumed	(586,273)

Net assets acquired	$255,335

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and EITF 88-16, Basis in Leveraged Buyout Transactions.

The purchase accounting adjustments have been recorded in the condensed consolidated balance sheet as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price we paid over the fair market value of the tangible assets and liabilities of Syniverse as of the date of the acquisition was approximately $330,559 and is reflected as goodwill in the accompanying condensed consolidated balance sheet. The purchase price resulted in the recognition of goodwill due to additional value attributable to Syniverse’s market share, enterprise product development capabilities and management team.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized, but is subject to an ongoing assessment for impairment. As a part of the transactions, we have elected for income tax purposes to treat the acquisition as an asset purchase resulting in a step-up in tax basis equal to the new book basis. As a result, all deferred taxes were eliminated in purchase accounting. Goodwill is being deducted for tax purposes over a 15-year period beginning February 14, 2002.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of year and the period prior to acquisition. Pro forma adjustments arise due to the asset revaluation and debt incurred. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

	Predecessor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Pro Forma:
Revenues	$361,358	$39,996
Net income	25,464	1,133
Net income (loss) attributable to common unitholders	$227	$(1,909)

5. Acquisition of Brience

On July 23, 2003, we acquired Brience by merging Brience with and into Syniverse Brience, a newly formed wholly owned subsidiary of Syniverse Networks with Syniverse Brience continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks. Historically, Brience developed and sold information access and integration software products to large enterprises. At the time of the merger, however, Brience’s business was limited to selling and servicing its Mobile Processing Server product.

As a result of the merger, each share of Series C Preferred Stock of Brience outstanding as of the effective time of the merger was converted into a right to receive a pro rata share of 1.67 shares of Class B Common Stock, par value $.01 per share (the “merger consideration”), of Syniverse Networks, under the terms and subject to the conditions set forth in the merger agreement. All other outstanding classes of stock of Brience were canceled and retired with no right to payment under the terms of the merger agreement. Concurrent with the merger, the holders of Series C Preferred Stock other than GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. entered into an exchange agreement with Syniverse LLC pursuant to which such parties (the “exchanging parties”) exchanged all of the merger consideration received by the exchanging parties in the merger in exchange for a pro rata portion of 19,775.01 Common Units of Syniverse LLC. Also concurrent with the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. (the “investors”) entered into a contribution agreement pursuant to which the investors agreed to contribute to Syniverse LLC all of the merger consideration received by the investors in the merger in exchange for a pro rata portion of 80,224.99 Common Units of Syniverse LLC.

At the time of the merger, GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively were majority owners of Brience and owned approximately 64% of the outstanding common stock of Brience on a fully diluted basis. GTCR Fund VII, L.P. and GTCR Co-Invest, L.P. collectively own approximately 52% of the outstanding common units of Syniverse LLC and their affiliate, GTCR Fund VII/A, L.P., owns approximately 26% of the common units of Syniverse LLC. Since funds associated with GTCR had a controlling interest in both Brience and Syniverse LLC at the time of the merger, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that GTCR had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience have only been combined for the periods during which Syniverse LLC and Brience were under common control of funds associated with GTCR. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on the date when funds associated with GTCR had common control of both entities (February 14, 2002). For the minority interest of Brience not owned by GTCR affiliates at the time of the combination, purchase accounting has been applied. However, the effects of the fair value adjustments relating to this purchase accounting were deemed to be insignificant, and therefore, recorded at zero for purposes of these financial statements.

The accompanying financial statements for the period beginning February 14, 2002 have been restated to give effect to the combination, accounted for similar to a pooling of interests.

6. Acquisition of Softwright Holdings Limited

On December 19, 2003, we acquired for cash the outstanding stock of Softwright Holdings Limited. Softwright develops licensed software products and services for mobile operators and enterprise customers in Europe. Softwright’s product portfolio focuses on number portability, technical support and hosting services, and other advanced technology solutions. Pursuant to the purchase agreement, we paid consideration equal to $775 in cash including acquisition costs of $156. Preliminary estimates of the fair value of liabilities assumed in connection with the acquisition totaled approximately $1,268. Total assets, which were recorded at preliminary estimates of fair value, related to the acquisition were approximately $2,043, including goodwill of approximately $704, customer contracts of $520 and capitalized software of $273. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and is included in our results of operations from the date of the acquisition.

Under the terms of the acquisition agreement, we agreed to make an additional payment not to exceed 2.0 million British pounds to the former owners of the acquired company no later than March 31, 2005 if this operation achieves a certain pre-determined profitability as measured by EBITDA (earnings before interest, taxes, depreciation and amortization). No amounts have been accrued for this additional earn-out as, of December 31, 2003.

7. Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. We generated revenues from services provided to Verizon and its predecessors of $122,397, $15,838, $87,989, and $62,866 for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, respectively. No other customer represented more than 10% of revenues in the year ended December 31, 2001, the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, although a significant amount of our remaining revenues was generated from services provided to a small number of other wireless providers.

8. Fair Value of Financial Instruments

Cash, receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

Available-for-sale securities are carried at fair value based on quoted market prices and are included in other current assets in the accompanying consolidated balance sheets. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At December 31, 2003 and 2002, available-for-sale securities had a fair value of $426 and $0, respectively. Because the cost of these securities had previously been written off due to other-than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $426 at December 31, 2003.

The estimated fair values of our Term Note B and Subordinated Notes are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2002 and 2003 are as follows:

	December 31, 2002		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$264,343	$258,850	$208,338	$216,005
Subordinated Notes	240,257	218,050	241,037	268,581

9. Property and Equipment

Property and equipment, net consist of the following:

	December 31, 2002	December 31, 2003
Equipment	$42,042	$49,700
Furniture and fixtures	1,630	2,314
Leasehold improvements	1,707	1,699

	45,379	53,713
Accumulated depreciation and amortization	(11,651)	(20,165)

Total	$33,728	$33,548

Depreciation expense related to property and equipment was $8,017, $940, $10,201 and $11,049 for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, respectively.

10. Capitalized Software

Capitalized software development costs, net consist of the following:

	December 31, 2002	December 31, 2003
Software	$83,712	$87,958
Accumulated depreciation and amortization	(9,798)	(20,305)

Total	$73,914	$67,653

We recognized impairment charges of $2.7 million in 2003 primarily related to the discontinuation of prepaid wireless services. The carrying value was determined by discounted cash flow analysis. These impairment charges are classified in the caption “Impairment losses on intangible assets” in the consolidated statement of operations.

Amortization expense related to capitalized software was $7,186, $524, $9,801 and $11,007 for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003, respectively.

11. Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

	December 31, 2002	December 31, 2003
Indefinite lived intangible assets
Trademark	$51,700	$685
Definite lived intangible assets
Customer contracts	17,400	17,920
Less accumulated amortization	(3,806)	(8,215)

Customer contract, net	13,594	9,705

Customer base	216,600	216,600
Less accumulated amortization	(9,476)	(20,330)

Customer base, net	207,124	196,270

Total intangibles	$272,418	$206,660

On March 1, 2004, we announced the re-naming and re-branding of our company as Syniverse Technologies, Inc. Our new name will enable us to establish a stronger brand and identity in the marketplace. As a result, we recognized an impairment loss of $51,015 related to the TSI Telecommunication Services Inc. trademark. The carrying value of the remaining trademark intangible was determined by discounted cash flow analysis. The remaining intangible of $685 will be amortized in the first quarter of 2004. The impairment charge is classified in the caption “Impairment losses on intangible assets” in the consolidated statement of operations.

Definite lived intangible assets are amortized over their useful lives, which are 4 years for the Verizon contract and 20 years for customer base. Amortization expense related to identifiable intangibles was $13,282 and $15,263 for the period from February 14, 2002 to December 31, 2002 and for the year ended December 31, 2003, respectively. Expected amortization expenses for each of the next five years are the following: 2004—$15,366, 2005—$15,366, 2006—$11,325, 2007—$10,958, and 2008—$10,958.

12. Leasing Arrangements

We lease certain facilities, equipment and an aircraft for use in our operations, all of which are operating leases. Total rent expense under operating leases amounted to $3,087 in 2001, $394 for the period January 1, 2002 to February 13, 2002, $5,763 for the period February 14, 2002 to December 31, 2002, and $5,809 in 2003. These leases contain various renewal options that could extend the terms of the leases beyond 2009.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We have an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650. Our CEO and one of his affiliates is entitled to use the aircraft and an affiliate entity owned by the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse us for all operating costs of the aircraft in connection with such use. Effective January 1, 2003, our CEO is required to pay for the actual use of the aircraft related to the affiliate entity. As of December 31, 2002 and 2003, $274 and $159, respectively, was owed to us under this arrangement. These amounts have been paid. Amounts incurred, net of the estimated amount due from our CEO, are included in rent expense above.

As of December 31, 2003, the aggregate future minimum lease commitments under all of these leases are as follows:

Year ended December 31, 2004	$5,722
Year ended December 31, 2005	5,425
Year ended December 31, 2006	4,771
Year ended December 31, 2007	1,516
Year ended December 31, 2008	1,052
Thereafter	262

$18,748

13. Debt

As a part of the financing of the acquisition described in Note 4 above, Syniverse entered into various debt agreements all of which are guaranteed by Syniverse LLC, Syniverse Inc., Syniverse Finance and Syniverse Networks. The following are the amounts outstanding at December 31, 2002 and 2003:

	December 31, 2002	December 31, 2003
Term note due December 2006, interest payable quarterly, principal payable quarterly beginning September 2002 - net of discount of $13,990 and $7,937, respectively (a)	264,343	208,338
$245,000 Senior Notes due February 2009, bearing interest at 12.75%, interest payable semi-annully beginning August 2002, principal payable upon maturity - net of discount of $4,743 and $3,963, respectively (b)	240,257	241,037

Total	504,600	449,375
Less current portion	(52,736)	(33,589)

Long-term debt	$451,864	$415,786

(a)	The senior credit facility provides for aggregate borrowings by Syniverse of up to $328,333 maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310,000) as follows:

•	a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15,000. The outstanding balance of the revolving line of credit is $0 as of December 31, 2002 and 2003; and

•	a term loan B facility of $293,333 in term loans. Principal outstanding as of December 31, 2003 and 2002 was $216,275 and $278,333, respectively.

The revolving line of credit and the term note each bear interest at variable rates, at Syniverse’s option:

•	a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on the British Banking Association Telerate Page 5) and (y) the federal fund effective rate, plus one half percent (0.50%) per annum) and (ii) an applicable margin (initially 3.50%); or

•	a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three or six months and, if available to the lenders under the applicable credit facility, nine or twelve months (as selected by Syniverse) are offered in the interbank eurodollar market and (ii) an applicable margin (initially 4.50%).

•	In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 75% of funded debt now bears interest that is effectively fixed as to rate.

The term loan B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Loan B
2004	$37,222
2005	44,026
2006	135,027

Total	$216,275

Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, Syniverse is required to prepay amounts outstanding under the senior credit facility in an amount equal to:

•	100% of the net cash proceeds from any sale or issuance of equity by Syniverse LLC or any of its direct or indirect subsidiaries, subject to certain baskets and exceptions;

•	100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt);

•	100% of the net cash proceeds from any sale or other disposition by Syniverse LLC, or any of its direct or indirect subsidiaries of any assets, subject to certain reinvestment provisions and excluding certain dispositions in the ordinary course; and

•	100% of excess cash flow prior to March 11, 2004 and 75% thereafter, as defined, for each fiscal year. At December 31, 2002 and 2003, we have classified $37,725 and $2,979, respectively, as current representing the excess cash flow prepayment required, as described above.

In addition, any prepayment of the term loan B facility (other than from excess cash flow) shall be accompanied by a prepayment premium equal to 2.00% of the principal amount of such prepayment (if such prepayment is made on or prior to the first anniversary of the closing date) and 1.00% of the principal amount of such prepayment (if such prepayment is made after the first anniversary of the closing date and through the second anniversary of the closing date).

Syniverse is required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility, which is 0.50% per annum. We incurred $149 and $178 in commitment fees in the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, respectively.

Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of December 31, 2002 and 2003, we were not required to enter into interest rate protection agreements.

The loans and other obligations under the senior credit facility are guaranteed by Syniverse LLC, Syniverse Inc., and each of Syniverse LLC’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the senior credit facility and the guarantees are secured by:

•	a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of Syniverse LLC and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

•	a pledge of (i) all of the capital stock of Syniverse Inc. owned by Syniverse LLC, all of our capital stock and that of any of Syniverse LLC’s direct and indirect domestic subsidiaries and (ii) two-thirds of the capital stock of certain first-tier foreign subsidiaries, if any.

On September 25, 2003, we entered into the First Amendment to Credit Agreement (the “First Amendment”) with our lenders (Term Note B and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The First Amendment amends our senior credit facility covenants by (i) increasing the maximum consolidated leverage and consolidated senior debt ratios, (ii) reducing the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reducing the minimum consolidated fixed charge coverage ratio. In addition, the First Amendment increases the permitted level of capital expenditures for fiscal years 2004 and 2005. The First Amendment also evidences the agreement of the lenders that, notwithstanding any contrary accounting treatment under GAAP necessitated by the acquisition of Brience on July 23, 2003, the consolidated net income and consolidated EBITDA of Brience prior to July 23, 2003 will be excluded from any determination of consolidated net income or consolidated EBITDA of Syniverse LLC and its subsidiaries for purposes of our senior credit facility.

On March 11, 2004, we entered into the Second Amendment (the “Second Amendment”) with our lenders (Term Loan B and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans.

(b)	The Subordinated Notes are general unsecured obligations of Syniverse, and are unconditionally guaranteed by Syniverse Inc. and Syniverse LLC, and each of the domestic subsidiaries of Syniverse. At any time prior to February 1, 2005, Syniverse may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by Syniverse or a contribution to Syniverse’s common equity capital made with the net cash proceeds of a concurrent equity offering by Syniverse Inc. or Syniverse LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined) provided that:

•	At least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

•	The redemption occurs within 60 days of the date of the closing of such equity offering.

Except pursuant to the preceding paragraph, the notes will not be redeemable at Syniverse’s option prior to February 1, 2006. After February 1, 2006, Syniverse may redeem all or a part of the notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

Year	Percentage
2006	106.375%
2007	103.188%
2008	100.000%

Syniverse is not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes contain various other provisions in the event of a change in control or asset sales, and they also contain certain covenants related to dividend payments, equity repurchases, debt repurchases, restrictions on investments, incurrence of indebtedness, issuance of preferred stock, sale and leaseback transactions, and require the maintenance of certain financial conditions related to leverage ratios.

14. Derivatives

The portion of the interest rate associated with our term loan B that is based on the three month LIBOR rate is subject to variability. To protect against interest rate risk, we acquired an interest rate cap agreement during the year ended December 31, 2003. The cap has a term of two years, a notional amount of $100,000 and provides an interest rate cap of 3%. We paid a premium of $390 to obtain the cap and any amounts due to us as a result of LIBOR exceeding the strike rate are to be paid quarterly. As of December 31, 2003, the fair value of the cap was $34, and this is reflected as an asset within other current assets in the accompanying consolidated balance sheet. The decline in fair value associated with the cap has been recorded as interest expense in the income statement for the period ended December 31, 2003.

15. Unitholders’ Interests

The Ultimate Parent is organized as a limited liability company under the laws of Delaware.

The ownership interests in Syniverse LLC consist of Class A Preferred Units, Class B Preferred Units and Common Units. Holders of the Class A Preferred Units and Class B Preferred Units have no voting rights except as required by law. The holders of the Common Units are entitled to one vote per unit on all matters to be voted upon by the unitholders of Syniverse LLC.

The Class A Preferred Units are entitled to a cumulative preferred yield of 10.0% per annum, compounded quarterly. Class A Preferred Units may be used as consideration for the repurchase by Syniverse LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by Syniverse LLC, Syniverse Inc. or their respective subsidiaries. At December 31, 2002 and 2003, no Class A Preferred Units were outstanding.

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At December 31, 2002 and 2003, there were 252,367.50 of Class B Preferred Units outstanding. For the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, undeclared and unpaid preferred dividends totaled $22,952 and $51,535, respectively. These amounts are not recorded as liabilities until declared.

The Common Units represent the common equity of Syniverse LLC. At December 31, 2002 and 2003, there were 88,828,859 and 90,505,405 Common Units outstanding, respectively.

Pursuant to the limited liability company agreement, distributions of property of Syniverse LLC shall be made in the following order:

•	First, holders of Class A Preferred Units, if any, will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Second, holders of Class A Preferred Units, if any, will receive a return of their invested capital;

•	Third, holders of Class B Preferred Units will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Fourth, holders of Class B Preferred Units will receive a return of their invested capital; and

•	Thereafter, holders of the Common Units will receive all remaining distributions.

Under the purchase agreements entered into in connection with the acquisition, the GTCR investors and certain co-investors acquired a strip of Class B Preferred Units and Common Units and committed to purchase up to an additional $25,000 of equity securities of Syniverse LLC. The investment of the additional $25,000 is conditioned upon the GTCR investors and the board of managers of Syniverse LLC approving the terms of the investment and the proposed use of the proceeds from the investment, as well as the satisfaction of certain other conditions.

16. Redeemable Preferred Stock of Brience

The following is a summary of Brience’s series of redeemable preferred stock and the amounts authorized and outstanding as of December 31, 2002. All series were canceled as part of Syniverse’s acquisition of Brience, described in Note 5.

Description	December 31, 2002
Series A redeemable preferred stock-$.01 par value, 8,663,355 shares authorized and 7,463,355 issued and outstanding; liquidation preference of $50,000	$75
Series A-1 redeemable preferred stock-$.01 par value, 676,791 shares authorized and 676,791 issued and outstanding; liquidation preference of $4,029	7
Series B redeemable preferred stock-$.01 par value, 1,545,414 shares authorized and 1,545,413 issued and outstanding; liquidation preference of $9,200	15
Series B-1 redeemable preferred stock-$.01 par value, 870,969 shares authorized and 840,192 issued and outstanding; liquidation preference of $5,629	8
Series C redeemable preferred stock-$.01 par value, 2,700,000 shares authorized and 1,447,205 issued and outstanding; liquidation preference of $9,695	14

Total	$119

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

17. Stock Options

Syniverse Inc. (Successor)

On May 16, 2002, Syniverse Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provides for grants to independent directors to purchase 50,000 shares upon election to the board. The plans have a term of five years and provide for the granting of options to purchase shares of Syniverse Inc.’s non-voting common stock.

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse Inc. reserved 1,000,000 shares of non-voting common stock, par value $.001 per share for issuance under the Founders’ plan and 300,000 shares under the Directors’ plan. As of December 31, 2003, there were options to purchase 293,750 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,000 shares outstanding under the Directors’ Stock Option Plan.

All options to be issued under the plans shall be presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option will have exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Vesting will vary by grant and will be indicated in the option agreement.

The following table summarizes the transactions for the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003 relating to the combined Founders’ Option Plan and Non-Employee Directors Plan:

	Number of Shares Subject to Option	Per Share Exercise Price
Outstanding, February 14, 2002	—
Granted	371,300	$5.00
Exercised	—
Canceled/Forfeited	(26,600)	5.00

Outstanding, December 31, 2002	344,700	5.00
Granted	96,300	5.00
Exercised	—
Canceled/Forfeited	(47,250)	5.00

Outstanding, December 31, 2003	393,750	$5.00

Exercisable at December 31, 2003	87,200	$5.00

No options were exercisable at December 31, 2002.

The following table summarizes significant ranges of outstanding and exercisable stock options at December 31, 2003:

Exercise Prices	Grant Date	Options Outstanding			Options Exercisable
		Number	Weighted Average Remaining Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.00	06/01/02	248,650	8.4	$5.00	74,700	$5.00
5.00	08/01/02	50,000	8.6	5.00	12,500	5.00
5.00	03/12/03	50,000	9.2	5.00	—	5.00
5.00	07/01/03	31,300	9.5	5.00	—	5.00
5.00	10/01/03	13,800	9.8	5.00	—	5.00

		393,750	8.7	$5.00	87,200	$5.00

We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information, for disclosure purposes, regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of December 31, 2003 and 2002 had a weighted average remaining contractual life of 8.7 and 9.4 years, respectively. The per share weighted average fair value of options granted during the years ended December 31, 2003, was negligible.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31, 2002	December 31, 2003
Risk-free interest rate	4.93%	4.30%
Volatility factor	—	—
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since Syniverse, Inc.’s common stock does not trade on public markets, a volatility of 0% was entered into the Black-Scholes option valuation model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Our pro forma amounts are not materially different from the reported net income amounts and hence are not disclosed.

Verizon Stock Incentive Plans (Predecessor)

We participated in Verizon’s stock-based compensation plans that include a fixed stock option plan. GTE options were granted separately or in conjunction with stock appreciation rights (SARs). The granting of SARs was discontinued prior to 1999. We have recognized no compensation expense for our fixed stock option plans. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income would have been changed to the pro forma amounts indicated below:

	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Net income:
As reported	$69,258	$6,917
Pro forma	66,150	6,621

These results may not be representative of the effects on net income for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	December 31, 2001	Period from January 1 to February 13, 2002
Dividend yield	2.75%	2.75%
Expected volatility	29.07%	29.07%
Risk-free interest rate	4.80%	4.80%
Expected lives (in years)	6	5

The weighted-average value per share of options granted during 2001 was $15.20. No options were granted under this plan in the period ended February 13, 2002.

Stock Options of Brience

Brience adopted the 2000 Stock Plan under which incentive stock options and nonstatutory stock options aggregating 15 million shares may have been granted to employees, directors and consultants of Brience. The number of authorized shares was reduced to 4 million during 2002. The exercise price was required to be at least 100 percent of the fair market value on the date of grant. Options generally expired in 10 years. Options were immediately exercisable, but shares so purchased vested over periods determined by the Board of Directors, generally five years. Upon termination of employment, Brience could have repurchased unvested shares for the original purchase price. Brience had a loan program whereby all employees with options were able to exercise their options with the aid of a company-sponsored full recourse loan. Interest on the loans was due annually and the principal balance was due approximately two years after the date of the loan. These loans were offered at the applicable prescribed federal rate for the month of the commencement of the loan. No new loans were entered into during the year ended December 31, 2002 and 2003. At December 31, 2002 and 2003, Brience had $312 and $0, respectively, in notes receivable from employees related to these loans.

The following table summarizes the stock option plan activity.

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding, February 14, 2002	1,508,729	2,491,271	$0.95
Authorized	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	—	(1,269,753)	0.95
Other	—	—	—

Outstanding, December 31, 2002	1,508,729	1,221,518	$0.95

Vested and excercisable at end of period		497,735	$0.95

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,508,729	1,221,518	$0.95
Authorized	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled	(1,508,729)	(1,221,518)	0.95
Other	—	—	—

Outstanding, December 31, 2003	—	—	$—

Vested and excercisable at end of period		—	$—

The following table summarizes the options outstanding at December 31, 2002.

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.95	1,221,518	9.13	$0.95	497,735	$0.95

No options were outstanding or exercisable at December 31, 2003.

We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information, for disclosure purposes, regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) is determined as if we had accounted for our stock options under the fair value method of SFAS 123.

The per share weighted average fair value of options granted during the year ended December 31, 2002, was negligible.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

December 31, 2002
Risk-free interest rate	5.00%
Volatility factor	1
Dividend yield	—
Weighted average expected life of options	10

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since Brience’s common stock did not trade on public markets, a volatility of 1.0% was entered into the Black-Scholes option valuation model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Our pro forma amounts are not materially different from the reported net income amounts and hence are not disclosed.

18. Restructurings

As a part of the Syniverse acquisition in February 2002, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of our workforce and the closure of the Dallas office. As a result, we accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in purchase accounting.

On August 29, 2002, we completed a restructuring plan resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring were completed in May 2003.

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5,838.

On July 23, 2003, we completed a restructuring plan in connection with our acquisition of Brience resulting in the termination of 5 employees. As a result, we incurred $607 in severance related costs in July 2003. The payments related to this restructuring were incurred through September 2003. We expect this reorganization to result in reduced annual expenses of approximately $800. Further restructuring may be necessary in light of current economic conditions.

For the year ended December 31, 2002, we had the following activity in our restructuring accruals:

	Feb 14, 2002 Balance	Additions	Payments	Reductions	December 31, 2002 Balance
February 2002 Restructuring Termination costs	$3,333	$—	$(2,200)	$(666)	$467
August 2002 Restructuring Termination costs	—	2,845	(1,701)	—	1,144

Total	$3,333	$2,845	$(3,901)	$(666)	$1,611

For the year ended December 31, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	Reductions	December 31, 2003 Balance
February 2002 Restructuring Termination costs	$467	$—	$(372)	$(95)	$—
August 2002 Restructuring Termination costs	1,144	—	(1,007)	(137)	—
February 2003 Restructuring Termination costs	—	1,841	(1,789)	(52)	—
July 2003 Brience Restructuring Termination costs	—	607	(607)	—	—

Total	$1,611	$2,448	$(3,775)	$(284)	$—

19. Employee Benefits

Savings Plans (Successor)

During the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. We incurred total savings plan costs of $2,045 and $1,998 in the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, respectively.

Savings Plans (Brience)

For the period from February 14, 2002 to December 31, 2002 and the period from January 1, 2003 to July 23, 2003, Brience had a 401(k) plan available to all employees. Employees were eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant could elect to contribute an amount up to 15 percent of his or her annual base salary plus commissions and bonuses, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. While Brience was allowed to make discretionary contributions to the 401(k), no discretionary contributions to the 401(k) were made by Brience. This plan was discontinued after July 23, 2003, the date of the merger.

Employee Benefits (Predecessor)

We participated in the Verizon benefit plans for the period ending December 31, 2001, and the period from January 1, 2002 to February 13, 2002. Verizon maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on our share of cost for recent and future retirees. Verizon also sponsors a defined contribution savings plans in which we participated to provide opportunities for our eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for us. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2002.

Pension and Other Postretirement Benefits (Predecessor)

Verizon may periodically amend the benefits in our pension and other postretirement benefit plans.

Benefit Cost

Amounts reported in the Consolidated Statements of Operations consist of:

	Predecessor		Predecessor
	Pension		Healthcare and Life
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Net periodic benefit cost	$3,161	$430	$700	$129

There are no amounts recognized on the consolidated balance sheets.

The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions below) and plan amendments.

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

	Predecessor		Predecessor
	Pension		Healthcare and Life
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Discount rate at end of year	7.25%	7.25%	7.25%	7.25%
Long-term rate of return on plan assets for the year	9.25	9.25	9.10	9.10
Rate of future increases in compensation at end of year	5.00	5.00	4.00	4.00
Medical cost trend rate at end of year			10.00	10.00
Ultimate			5.00	5.00

Savings Plans and Employee Stock Ownership Plans (Predecessor)

For the period ending December 31, 2001, and the period from January 1, 2002 to February 13, 2002, substantially all of our employees were eligible to participate in savings plans maintained by Verizon. Verizon maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon common stock. Verizon recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan costs based on our matching obligation attributed to our participating management employees. We recorded total savings plan costs of $1,834 in 2001, and $299 in the period from January 1, 2002 to February 13, 2002.

20. Income Taxes

The components of income tax expense (benefit) are as follows:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Current:
Federal	$41,055	$4,221	$120	$(127)
Foreign	19	4	21	41
State and local	7,569	779	306	(315)

	48,643	5,004	447	(401)
Deferred
Federal	(4,017)	(496)	7,973	9,397
State and local	(731)	(90)	900	1,061

	(4,748)	(586)	8,873	10,458

Provision for income taxes	$43,895	$4,418	$9,320	$10,057

Prior to the July 23, 2003 acquisition of Brience, Brience filed separate income tax returns and its losses were not available to us in those tax periods. The Brience loss does not generate a current tax benefit due to the history of earnings and losses, uncertainty of the realization of our deferred tax assets, and the absence of sufficient taxable income in prior carryback years. The reconciliation of the income tax provision (benefit) based on the U.S statutory rate (35%) to our income tax provision is as follows:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Statutory federal income tax rate	35.0%	35.0%	35.0%	(35.0)%
State and local income tax, net of	3.8	4.0	2.2	(3.9)
Impact of foreign tax rates	—	—	—	1.1
Other, net	—	—	0.5	1.5
Valuation allowance	—	—	43.4	57.3

	38.8%	39.0%	81.1%	21.0%

Deferred income tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. Significant components of deferred tax (liabilities) assets are shown in the following table:

	December 31, 2002		December 31, 2003
	Current	Non-Current	Current	Non-Current
Accrued expenses	$—	$—	$1,762	$—
Intangible assets	—	(10,312)	—	(19,330)
Property and equipment	—	(27)	—	(1,968)
Employee benefits	1,173	—	2,256	—
Accounts receivable	979	—	1,527	—
Intangible asset impairment	—	—	—	19,845
R&E Credit	—	632	—	607
Federal and state net operating loss carryforwards	—	37,411	—	48,822
Other-net	282	268	144	—

Deferred tax asset/(liability)	2,434	27,972	5,689	47,976
Valuation allowance	(324)	(38,955)	(5,320)	(67,676)

Net deferred tax asset/(liability)	$2,110	$(10,983)	$369	$(19,700)

SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. As a result of our impairment losses recognized in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. The net deferred tax assets arise primarily from accumulated federal and state net operating losses of approximately $113,413 and $230,042, respectively, which expire between 2006 and 2023, and the impairment of intangible assets. These losses relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements. In addition, because we do not amortize goodwill for financial reporting purposes, we are unable to consider the associated deferred tax liabilities of approximately $19.3 million in this analysis.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. Our ability to utilize net operating loss and tax credit carryforwards may be subject to restrictions pursuant to these provisions. A portion of the Brience net operating losses may be subject to these restrictions.

21. Discontinued Operations of Brience

On July 31, 2001, Brience determined that it would divest itself of its subsidiary Hello Asia, Inc. that operated in several Asian countries. The operations of Hello Asia, Inc. were sold or liquidated following this date and were concluded by December 31, 2002. Hello Asia, Inc. conducted an e-marketing customer rewards program. There were no Hello Asia assets or liabilities remaining at December 31, 2002.

Results of operations of Hello Asia, Inc. for the period from February 14, 2002 to December 31, 2002 are as follows:

Period from February 14, 2002 to December 31, 2002
Revenues	$715

Costs and expenses:
Cost of operations	462
Sales and marketing	878
General and administrative	983

2,323

Operating loss	(1,608)
Other income (expense), net:	67

67

Loss before provision for income taxes	(1,541)
Provision for income taxes	—

Net loss	$(1,541)

22. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2003, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc. d/b/a SBC Ameritech, SBC southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. They have also declined to pay us an additional $1.9 million related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum they claim is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC also filed a motion to dismiss on the grounds of a lack of jurisdiction. We dispute this claim. On October 6, 2003 Southwestern Bell Telephone, L.P. filed a breach of contract claim against us in state court in Texas seeking approximately $2.0 million. We have retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. We are also denying this claim and intend to vigorously defend ourselves.

23. Related Party Transactions

Successor

On February 14, 2002, we entered into several agreements to enable us to conduct its business on a stand-alone basis separate from Verizon, and for other business reasons.

Professional Services Agreement

We have agreed to pay GTCR an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $417 and $500 in the period from February 14, 2002 to December 31, 2002 and December 31, 2003, respectively.

Transition Services Agreement

Verizon agreed to provide us with services for accounts payable, general ledger/SAP, employee health benefits/COBRA, and payroll services for a period of six months following February 14, 2002 for a total monthly fee of approximately $129. The transition services were completed in 2002. Verizon charged us $425 under this agreement from February 14, 2002 to December 31, 2002. This agreement has now expired.

Distributed Processing Services Agreement

Verizon agreed to provide us with data center infrastructure and technical support services in support of our distributed systems processing, including a data center network infrastructure, for a period of 18 months. We agreed to pay both monthly labor fees (capped at approximately $241 per month) and maintenance fees (capped at $300 per month). If additional hardware, software or maintenance was added, Verizon charged us additional amounts. Amounts incurred under these agreements total $4,595 from February 14, 2002 to December 31, 2002.

On July 8, 2003, the Distributed Processing Services Agreement with VITI was renewed for an additional 3 years. Amounts incurred under this agreement total $4,637 for the year ended December 31, 2003.

Mainframe Computing Services Agreement

Verizon agreed to provide certain mainframe computing and help desk services to us, for a period of six months, beginning February 14, 2002. We paid Verizon a per service fee depending on the type of service provided. Therefore, monthly payments vary with usage. Typical services included CPU processing time, disk and tape storage, and tape mounts. There were no stated minimum fees. Amounts incurred under these agreements total $3,888 from February 14, 2002 to December 31, 2002. This total excludes $564 in costs incurred during the period from February 14, 2002 to December 31, 2002 to transition our data to a new service provider. This agreement has now expired.

Revenue Guaranty Agreement

Verizon agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to December 31, 2002 or the year ended December 31, 2003.

Other

GTCR Capital Partners, L.P., an investment fund affiliated with our controlling equityholder, purchased $30,000,000 face value amount of our Senior Subordinated Notes in 2002. These notes were sold in the fourth quarter of 2003. In addition, Verizon purchased $75 million face value of our term loan B of the senior credit facility but had sold them by May 2002.

GTCR Fund VII, L.P., investment fund affiliated with our controlling equityholder, has loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum. This loan is not recorded in our financial statements.

We transact business and recognize revenues and expenses from Transaction Network Services, Inc., a company affiliated with our controlling unitholder. For the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, we recognized revenues in the amount of $1,617 and $2,313, respectively. For the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, we recognized expenses in the amount of $687 and $457, respectively.

See Notes 5 and 12 for other related party transactions.

Predecessor

We recognized revenues from Verizon Wireless for providing wireless solutions that allow operators to communicate with each other regardless of the network technology, signaling standard or billing protocol deployed. We also recognized revenues from Verizon Network Services for providing data base services.

We had arrangements with Verizon Services for the provision of various centralized services. These costs include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. These costs were allocated to us based on functional reviews of the work performed.

Verizon Data Services provided data processing services, software application development and maintenance. We were charged for these affiliated transactions based on proportional cost allocation methodologies.

Verizon Realty provided us with office space and various facilities for housing our equipment. We paid market rates for these facilities. The cost of leasing these facilities was included in cost of operations and general and administrative expenses.

In the opinion of management, the costs allocated for services and facilities were reasonable and represented our cost of doing business.

We recognized interest income and expense in connection with arrangements with Verizon (Parent) to provide short-term financing, investing and cash management services. We also declared and paid dividends to our parent, which is a wholly owned subsidiary of Verizon.

Transactions with affiliates (including Verizon and its predecessors) are summarized as follows:

	Predecessor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Revenues
Verizon Wireless	$83,321	$8,591
Verizon Network Services	33,884	6,496
Other Affiliates	5,192	751

	122,397	15,838

Cost of Operations:
Verizon Data Services	25,311	2,903
Verizon Realty	2,173	277
Other Affiliates	6,976	1,239

	34,460	4,419
General and Administrative Expenses:
Service Corporation Prorate	3,597	326
Rent Expense	914	117

	4,511	443
Interest income - Verizon (Parent)	2,472	221
Interest expense - Verizon (Parent)	—	—

24. Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the year ended December 31, 2003. Previously reported quarters have been restated to give effect to the Brience, Inc. acquisition, accounted for similar to a pooling of interests (see Note 5).

	Successor
	As Restated by Syniverse LLC
	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$64,312	$67,476	$69,448	$70,172
Operating income (loss)	12,288	16,883	18,765	(38,445)
Net income (loss)	(3,179)	1,287	3,114	(59,148)
Net income (loss) attributable to common shareholders/unitholders	(10,061)	(5,769)	(4,116)	(66,561)

	Brience, Inc.
	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$1,513	$1,468	$—	$—
Operating income (loss)	(849)	(486)	—	—
Net income (loss)	(842)	(508)	—	—
Net income (loss) attributable to common shareholders/unitholders	(842)	(508)	—	—

	Successor
	As Previously Reported by Syniverse LLC
	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Revenues	$62,799	$66,008	$69,448	$70,172
Operating income (loss)	13,137	17,369	18,765	(38,445)
Net income (loss)	(2,337)	1,795	3,114	(59,148)
Net income (loss) attributable to common shareholders/unitholders	(9,219)	(5,261)	(4,116)	(66,561)

The following presents quarterly financial results for the year ended December 31, 2002.

	Predecessor	Successor
	Period from January 1 to February 13, 2002	Period from February 14 to March 31, 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Revenues	$39,996	$44,027	$88,645	$87,060	$76,312
Operating income	10,922	8,487	16,511	21,410	18,499
Net income (loss)	6,917	(1,249)	(1,710)	1,646	1,944
Income (loss) from continuing operations	—	(388)	(1,127)	2,390	1,297
Loss from discontinued operations	—	(861)	(583)	(744)	647
Net income (loss) attributable to common shareholders/unitholders	6,917	(4,404)	(8,160)	(4,987)	(4,770)

25. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes, described in Note 13 above, are guaranteed by Syniverse LLC, Syniverse Inc., and all domestic subsidiaries of Syniverse including Syniverse Finance, Syniverse Networks, and Syniverse Brience (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of Syniverse LLC and Syniverse, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$8,293	$—	$3	$3	$—	$8,299
Accounts receivable, net of allowances	—	—	29,843	30,789	979	—	—	61,611
Accounts receivable - affiliates	43	—	22,728	493	—	21,909	(45,173)	—
Deferred tax assets	—	—	—	369	—	—	—	369
Prepaid and other current assets	—	—	5,795	—	489	—	—	6,284

Total current assets	43	—	66,659	31,651	1,471	21,912	(45,173)	76,563

Property and equipment, net	—	—	13,867	19,681	—	—	—	33,548
Capitalized software, net of accumulated amortization	—	—	55,274	12,379	—	—	—	67,653
Deferred finance costs	—	—	14,584	—	—	—	—	14,584
Goodwill	—	—	59,861	271,402	—	—	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	—	5,880	3,825	—	—	—	9,705
Trademark	—	—	327	358	—	—	—	685
Customer base, net	—	—	107,820	88,450	—	—	—	196,270
Notes receivable-affiliates	—	—	—	1,985	—	656,520	(658,505)	—
Investment in subsidiaries	213,733	211,748	787,536	469	—	—	(1,213,486)	—

Total assets	$213,776	$211,748	$1,111,808	$430,200	$1,471	$678,432	$(1,917,164)	$730,271

LIABILITIES AND UNITHOLDERS’/ SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,029	$—	$—	$—	$—	$4,029
Accounts payable - affiliates	—	—	—	773	674	43,727	(45,174)	—
Accrued payroll and related benefits	—	—	8,879	—	2	—	—	8,881
Accrued interest	—	—	14,136	—	—	—	—	14,136
Other accrued liabilities	—	—	17,093	—	326	—	—	17,419
Current portion of Term Note B, net of discount	—	—	33,589	—	—	—	—	33,589

Total current liabilities	—	—	77,726	773	1,002	43,727	(45,174)	78,054

Long-term liabilities:
Deferred taxes	—	—	1,609	18,091	—	—	—	19,700
Payable to affiliate	—	—	401,984	256,520	—	—	(658,504)	—
Subordinated Notes, net of discount	—	—	241,037	—	—	—	—	241,037
Term Note B, net of discount-less current portion	—	—	174,749	—	—	—	—	174,749
Other liabilities	—	—	2,955	—	—	—	—	2,955

Total long-term liabilities	—	—	822,334	274,611	—	—	(658,504)	438,441
Unitholders’/shareholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	120,351	—	—	—	117,340	—	(117,340)	120,351
Common Stock	—	99	—	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	315,820	—	686,436	(1,743,534)	—
Retained earnings (accumulated deficit)	(159,368)	(159,368)	(159,368)	(161,430)	(117,297)	(51,731)	649,194	(159,368)
Accumulated other comprehensive income	426	426	426	426	426	—	(1,704)	426

Total unitholders’/shareholders’ equity	213,776	211,748	211,748	154,816	469	634,705	(1,213,486)	213,776

Total liabilities and unitholders’/ shareholders’ equity	$213,776	$211,748	$1,111,808	$430,200	$1,471	$678,432	$(1,917,164)	$730,271

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Revenues	$—	$—	$136,399	$130,532	$4,477	$—	$—	$271,408

Costs and expenses:
Cost of operations	—	—	40,603	67,970	1,171	—	—	109,744
Sales and marketing	—	—	10,411	7,724	496	—	—	18,631
General and administrative	—	—	20,521	15,333	3,999	28	—	39,881
Provision for (recovery of) uncollectible accounts	—	—	(273)	652	87	—	—	466
Depreciation and amortization	—	—	22,855	14,416	48	—	—	37,319
Restructuring	—	—	1,014	1,051	99	—	—	2,164
Impairment loss on intangible assets	—	—	27,070	26,642	—	—	—	53,712

	—	—	122,201	133,788	5,900	28	—	261,917

Operating income	—	—	14,198	(3,256)	(1,423)	(28)	—	9,491

Other income (expense), net
Income from equity investment	(57,926)	(47,869)	40,130	—	—	—	65,665	—
Interest income	—	—	8,870	263	8	78,551	(86,924)	768
Interest expense	—	—	(111,066)	(33,963)	(23)	—	86,924	(58,128)
Other, net	—	—	(1)	—	1	—	—	—

	(57,926)	(47,869)	(62,067)	(33,700)	(14)	78,551	65,665	(57,360)

Income (loss) from continuing operations before provision for income taxes	(57,926)	(47,869)	(47,869)	(36,956)	(1,437)	78,523	65,665	(47,869)
Provision for income taxes	—	10,057	10,057	9,220	—	27,483	(46,760)	10,057

Net income (loss)	(57,926)	(57,926)	(57,926)	(46,176)	(1,437)	51,040	112,425	(57,926)
Preferred unit dividends	(28,581)	(30,230)	—	(20,889)	—	—	51,119	(28,581)

Net income (loss) attributable to common unitholders/shareholders	$(86,507)	$(88,156)	$(57,926)	$(67,065)	$(1,437)	$51,040	$163,544	$(86,507)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(57,926)	$(57,926)	$(57,926)	$(46,176)	$(1,437)	$51,040	$112,425	$(57,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	34,801	14,416	48	—	—	49,265
Provision for uncollectible accounts	—	—	(273)	652	87	—	—	466
Deferred income tax benefit	—	—	(4,675)	15,133	—	—	—	10,458
Income from equity investment	57,926	47,869	(40,130)	—	—	—	(65,665)	—
Deferred charges	—	—	(2,000)	—	—	—	—	(2,000)
Gain on forgiveness of debt	—	—	—	—	(1,250)	—	—	(1,250)
Loss on disposition of property	—	—	—	—	327	—	—	327
Impairment losses on intangible assets	—	—	27,070	26,642	—	—	—	53,712
Changes in operating assets and liabilities:
Accounts receivable	—	—	(9,989)	3,828	(483)	21,308	(21,308)	(6,644)
Other current assets	—	—	(1,920)	—	1,921	—	—	1
Accounts payable	—	—	(15,244)	772	561	27,483	(15,446)	(1,874)
Other current liabilities	(56)	10,057	3,570	—	(3,821)	(1)	(10,003)	(254)
Other assets			—	—	1,130	—	—	1,130
Other liabilities	—	—	2,955	—	—	—	—	2,955

Net cash provided by (used in) operating activities	(56)	—	(63,761)	15,267	(2,917)	99,830	3	48,366

Cash flows from investing activities
Capital expenditures	—	—	(3,013)	(15,267)	—	—	—	(18,280)
Acquisition of Softwright Holdings, net of cash acquired	—	—	(603)	—	—	—	—	(603)
Dividends received from equity investment	—	—	99,858	—	—	—	(99,858)	—

Net cash provided by (used in) investing activities	—	—	96,242	(15,267)	—	—	(99,858)	(18,883)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(99,855)	99,855	—
Debt issue fees paid	—	—	(1,683)	—	—	—	—	(1,683)
Principal payments on long-term debt	—	—	(62,059)	—	—	—	—	(62,059)
Issuance of common units	65	—	—	—	—	—	—	65
Repurchase of common units	(9)	—	—	—	—	—	—	(9)
Notes receivable from stockholders of Brience	—	—	—	—	312	—	—	312
Capital contribution	—	—	(22)	—	—	22	—	—

Net cash provided by (used in) financing activities	56	—	(63,764)	—	312	(99,833)	99,855	(63,374)

Net increase in cash	—	—	(31,283)	—	(2,605)	(3)	—	(33,891)
Cash at beginning of period	—	—	39,576	—	2,608	6	—	42,190

Cash at end of period	$—	$—	$8,293	$—	$3	$3	$—	$8,299

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$2,608	$6	$—	$42,190
Accounts receivable, net of allowances	—	—	28,808	25,811	583	—	(9)	55,193
Accounts receivable - affiliates	—	—	6,546	9,698	—	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	1,984	—	—	5,811

Total current assets	—	—	80,629	35,747	5,175	6	(16,253)	105,304

Property and equipment, net	—	—	16,762	16,591	375	—	—	33,728
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625	—	—	—	13,594
Trademark	—	—	24,700	27,000	—	—	—	51,700
Customer base, net	—	—	113,794	93,330	—	—	—	207,124
Notes receivable-affiliates	—	—	256,520	1,985	—	400,000	(658,505)	—
Other assets	—	—	—	—	1,130	—	—	1,130
Investment in subsidiary	269,752	267,768	595,650	—	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

LIABILITIES AND UNITHOLDERS’/ SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$115	$—	$—	$8,204
Accounts payable -affiliates	—	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	—	6,672
Accrued interest	—	—	27,956	—	—	—	(13,348)	14,608
Other accrued liabilities	—	—	11,692	—	4,148	1	—	15,841
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	—	52,736

Total current liabilities	—	—	107,145	—	4,263	2,897	(16,244)	98,061

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	—	240,257
Term Note B, net of discount less current portion	—	—	211,607	—	—	—	—	211,607
Other liabilities	—	—	—	—	1,250	—	—	1,250

Total long-term liabilities	9	—	862,005	259,347	1,250	—	(658,514)	464,097

Commitments and contingencies:
Redeemable preferred stock	—	—	—	—	119	—	—	119

Unitholders’/shareholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	—	2,967
Common Stock	—	99	—	—	1	—	(99)	1
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	117,219	400,025	(1,105,103)	117,219
Notes receivable from shareholders	—	—	—	—	(312)	—	—	(312)
Retained earnings (accumulated deficit)	14,418	14,418	14,418	2,045	(115,860)	(2,916)	(27,965)	(101,442)
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	—	(9)

Total unitholders’/shareholders’ equity	269,743	267,768	267,768	200,525	1,048	397,109	(1,133,170)	270,791

Total liabilities and unitholders’/ shareholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

CONSOLIDATING STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Revenues	$—	$—	188,221	$102,995	$4,828	$—	$—	$296,044

Costs and expenses:
Cost of operations	—	—	70,541	56,710	3,113	—	—	130,364
Sales and marketing	—	—	14,529	4,875	3,302	—	—	22,706
General and administrative	—	—	26,136	7,159	9,314	21	—	42,630
Provision for (recovery of) uncollectible accounts	—	—	(319)	(284)	(90)	—	—	(693)
Depreciation and amortization	—	—	23,247	8,863	1,175	—	—	33,285
Restructuring	—	—	1,788	1,057	—	—	—	2,845

	—	—	135,922	78,380	16,814	21	—	231,137

Operating income	—	—	52,299	24,615	(11,986)	(21)	—	64,907

Other income (expense), net
Income from equity investment	631	9,951	35,974	—	—	—	(46,556)	—
Interest income	—	—	22,130	230	100	46,432	(67,927)	965
Interest expense	—	—	(100,444)	(21,495)	(93)	—	67,927	(54,105)
Other, net	—	—	(8)	—	(267)	—	—	(275)

	631	9,951	(42,348)	(21,265)	(260)	46,432	(46,556)	(53,415)

Income (loss) from continuing operations before provision for income taxes	631	9,951	9,951	3,350	(12,246)	46,411	(46,556)	11,492
Provision for income taxes	—	9,320	9,320	1,305	—	16,244	(26,869)	9,320

Income (loss) from continuing operations	631	631	631	2,045	(12,246)	30,167	(19,687)	2,172

Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	—	(1,541)	—	—	(1,541)

Net income (loss)	631	631	631	2,045	(13,787)	30,167	(19,687)	631
Preferred unit dividends	(22,952)	(33,340)	—	(12,390)	—	—	45,730	(22,952)

Net income (loss) attributable to common unitholders/shareholders	$(22,321)	$(32,709)	$631	$(10,345)	$(13,787)	$30,167	$26,043	$(22,321)

CONSOLIDATING STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$631	$631	$631	$2,045	$(13,787)	$30,167	$(19,687)	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	31,924	8,863	1,175	—	—	41,962
Recovery of uncollectible accounts	—	—	(319)	(284)	(90)	—	—	(693)
Deferred income tax benefit	—	—	6,284	2,589	—	—	—	8,873
Income from equity investment	(631)	(9,951)	(35,974)	—	—	—	46,556	—
Loss on disposition of property				—	1,472	—	—	1,472
Changes in operating assets and liabilities:
Accounts receivable	—	—	13,200	(7,989)	2,264	—	—	7,475
Other current assets	—	—	(701)	—	(1,113)	—	—	(1,814)
Accounts payable	—	—	9,182	—	(183)	2,895	(16,244)	(4,350)
Other current liabilities	—	9,320	7,901	—	5	1	(10,625)	6,602
Other assets	—	—	—	—	(393)	—	—	(393)

Net cash provided by operating activities	—	—	32,128	5,224	(10,650)	33,063	—	59,765

Cash flows from investing activities
Capital expenditures	—	—	(7,054)	(5,224)	—	—	—	(12,278)
Dividends received from equity investment	—	—	33,082	—	—	—	(33,082)	—

Net cash provided by (used in) investing activities	—	—	26,028	(5,224)	—	—	(33,082)	(12,278)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(33,082)	33,082	—
Excess cash received at purchase date	—	—	1,859	—	—	25	—	1,884
Principal payments on long-term debt	—	—	(15,000)	—	(641)	—	—	(15,641)
Retirement of short-term debt	—	—	(30,430)	—	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	—	(9)

Net cash used in financing activities	—	—	(43,580)	—	(641)	(33,057)	33,082	(44,196)

Net increase in cash	—	—	14,576	—	(11,291)	6	—	3,291
Cash at beginning of period	—	—	25,000	—	13,899	—	—	38,899

Cash at end of period	$—	$—	$39,576	$—	$2,608	$6	$—	$42,190

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, LLC and Predecessor

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$3,561	$2,207		$(2,203	)(1)	$3,565
Period from January 1, 2002 to February 13, 2002	$3,565	$1,340		$(447	)(1)	$4,458
Period from February 14, 2002 to December 31, 2002	$4,458	$(693	)(2)	$(1,341	)(1)	$2,424
Year ended December 31,2003	$2,424	$466		$(355	)(1)	$2,535

(1)	Write-offs of uncollectible accounts
(2)	Reduction of estimated allowance

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at end of Period
Accrual for restructuring:
Year ended December 31, 2001	$—	$—	$—		$—
Period from January 1, 2002 to February 13, 2002	$—	$—	$—		$—
Period from February 14, 2002 to December 31, 2002			(3,901	)(1)
	$3,333	$2,845	$(666	)(2)	$1,611
Year ended December 31, 2003	$1,611	$2,164	$(3,775	)(1)	$—

(1)	Payments
(2)	Reduction related to change in estimates of amounts reserved.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)	Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2001	$—	$—		$—	$—
Period from January 1, 2002 to February 13, 2002	$—	$—		$—	$—
Period from February 14, 2002 to December 31, 2002	$—	$39,261	(1)	$—	$39,261
Year ended December 31, 2003	$39,261	$33,735	(1)	$—	$72,996

(1)	FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2004.

SYNIVERSE HOLDINGS, LLC

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer, Secretary and Manager

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/s/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer, President and Manager (Principal Executive Officer)	March 26, 2004

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer, Secretary and Manager (Principal Accounting Officer)	March 26, 2004

/s/ DAVID A. DONNINI David A. Donnini	Manager	March 26, 2004

/s/ COLLIN E. ROCHE Collin E. Roche	Manager	March 26, 2004

/s/ ODIE C. DONALD Odie C. Donald	Manager	March 26, 2004

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Manager	March 26, 2004

/s/ ROBERT J. MARINO Robert J. Marino	Manager	March 26, 2004

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which have Not Registered Securities Pursuant to Section 12 of the Act.

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2004.

SYNIVERSE TECHONOLGIES, INC.

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/s/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer and Director (Principal Accounting Officer)	March 26, 2004

/s/ DAVID A. DONNINI David A. Donnini	Director	March 26, 2004

/s/ COLLIN E. ROCHE Collin E. Roche	Director	March 26, 2004

/s/ ODIE C. DONALD Odie C. Donald	Director	March 26, 2004

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Director	March 26, 2004

/s/ ROBERT J. MARINO Robert J. Marino	Director	March 26, 2004

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which have Not Registered Securities Pursuant to Section 12 of the Act.

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated December 7, 2001, by and between TSI Telecommunication Holdings, Inc. and Verizon Information Services Inc.(1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among TSI Telecommunication Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and TSI Network Services Inc.(1)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.(1)

*3.1.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc.

3.2	Bylaws of TSI Telecommunication Services Inc.(1)

3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.(1)

3.4	Bylaws of TSI Telecommunication Holdings, Inc.(1)

3.5	Amended and Restated Certificate of Incorporation of TSI Network Services Inc. (1)

3.6	Bylaws of TSI Network Services Inc.(1)

3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.(1)

*3.7.1	Restated Certificate of Formation of Syniverse Holdings, LLC.

3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.(1)

3.9	Certificate of Incorporation of TSI Finance Inc.(1)

3.10	Bylaws of TSI Finance Inc.(1)

3.11	Amendment No. 1 to Amended and Restated Certificate of Incorporation of TSI Telecommunication Network Services, Inc.(6)

3.12	Limited Liability Company Operating Agreement of TSI Brience, LLC.(6)

4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.(1)

4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.(1)

4.5	Form of Rule 144A Global Note.(1)

4.6	Form of Regulation S Global Note.(1)

4.7	Form of Exchange Note.(1)

10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.(1)

Exhibit No.	Description

10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.(1)

10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

†10.5	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.(1) as amended by that certain Amendment to Senior Management Agreement, dated April 1, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and G. Edward Evans.(2)

†10.6	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.(1)

†10.7	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.(1)

†10.8	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.(1)

†10.9	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.(1)

†10.10	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.(1)

†10.11	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.(1)

†10.12	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.(1)

†10.13	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.(1)

†10.14	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.(1)

†10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.(1)

10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.(1)

10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.(1)

10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.(1)

10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.(1)

Exhibit No.	Description

10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.(1)

10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.(1)

10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.(1)

10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services Inc.(1)

10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.(1)

10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.(1)

10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services Inc.(1)

10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services Inc.(1)

†10.31	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.(1)

†10.32	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.(1)

†10.33	Form of Nonqualified Stock Option Agreement for Non-Management.(1)

†10.34	TSI Telecommunication Holdings, Inc. Non-employee Directors Stock Option Plan.(9)

†10.35	Form of Nonqualified Stock Option Agreement for Non-employee Directors.(9)

†10.36	Senior Management Agreement, dated June 3, 2002 among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Charles A. Drexler.(9)

†10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Linda Hermansen.(3)

†10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Gilbert Mosher.(3)

†10.39	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Eugene Bergen Henegouwen.(2)

†10.40	Senior Management Agreement, dated August 14, 2003, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc, and Paul Corrao.(7)

10.41	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc.(4)

Exhibit No.	Description

10.42	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services Inc., TSI Brience, LLC, Brience, Inc., and the Seller Parties named therein.(5)

10.43	Exchange Agreement, dates as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities”.(5)

10.44	Contribution Agreement, dates as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and TSI Telecommunication Holdings, LLC.(5)

10.45	Second Amendment to Credit Agreement, dated as of March 11, 2004, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc.(8)

*10.46	Agreement relating to the sale and purchase of the entire issued share capital of Softwright Holdings Limited, dated as of December 19, 2003, by and among TSI Telecommunication Services Inc. and the Vendors named therein.

†*10.47	Senior Management Agreement, dated December 8, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and F. Terry Kremian.

*12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics of Syniverse Technologies, Inc.

*21.1	Subsidiaries of Syniverse Holdings, LLC.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 333-88168-1).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-88168-1).
(4)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 25, 2003 (File No. 333-88168-1).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 33-88168-1).
(6)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 2 (Registration No. 333-99293).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K filed on March 16, 2004 (File No. 333-88168).
(9)	Incorporated by reference to the Registrants’ Registration Statement on Form S-1 filed September 6, 2002 (Registration No. 333-99293).
*	Filed herewith.
†	Compensatory plan or agreement.