Form 10-Q
period 2004-03-31
SYNIVERSE TECHNOLOGIES INC; SYNIVERSE HOLDINGS LLC
filed 2004-05-12
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐    No ☒

As of May 12, 2004, there were 2,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, which are owned of record by Syniverse Holdings, Inc., a company that is owned by Syniverse Holdings, LLC.

		Page

PART I:	FINANCIAL INFORMATION

ITEM 1:	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 (unaudited) and the three months ended March 31, 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (unaudited) and the three months ended March 31, 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements– March 31, 2004 (unaudited)	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results Operations	16

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4:	Controls and Procedures	25

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	26

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

ITEM 3:	Defaults Upon Senior Securities	26

ITEM 4:	Submission of Matters to a Vote of Security Holders	26

ITEM 5:	Other Information	26

ITEM 6:	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

EXHIBIT INDEX		E-1

PART 1

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash	$5,623	$8,299
Accounts receivable, net of allowances of $2,523 and $2,535, respectively	70,599	61,611
Deferred tax assets	369	369
Prepaid and other current assets	5,655	6,284

Total current assets	82,246	76,563

Property and equipment, net	31,520	33,548
Capitalized software, net	65,564	67,653
Deferred costs, net	13,296	14,584
Goodwill	331,291	331,263
Identifiable intangibles, net:
Customer contract, net	8,596	9,705
Trademark	—	685
Customer base, net	193,557	196,270

Total assets	$726,070	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,877	$4,029
Accrued payroll and related benefits	9,326	8,881
Accrued interest	5,845	14,136
Other accrued liabilities	20,900	17,419
Current portion of Term Note B, net of discount	33,236	33,589

Total current liabilities	80,184	78,054

Long-term liabilities:
Deferred taxes	21,791	19,700
Subordinated Notes, net of discount	241,232	241,037
Term Note B, net of discount	164,621	174,749
Other liabilities	3,263	2,955

Total long-term liabilities	430,907	438,441
Unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at March 31, 2004 and December 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 90,640,541 and 90,505,405 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively	120,355	120,351
Accumulated deficit	(158,157)	(159,368)
Accumulated other comprehensive income	414	426

Total unitholders’ equity	214,979	213,776

Total liabilities and unitholders’ equity	$726,070	$730,271

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31, 2004 (unaudited)	Three Months Ended March 31, 2003 (unaudited)
Revenues	$76,670	$64,312

Costs and expenses:
Cost of operations	35,155	26,643
Sales and marketing	5,275	5,125
General and administrative	8,621	9,056
Provision for uncollectible accounts	248	369
Depreciation and amortization	10,290	8,990
Restructuring	—	1,841

	59,589	52,024

Operating income	17,081	12,288
Other income (expense), net:
Interest income	171	268
Interest expense	(13,931)	(17,194)
Other, net	(6)	—

	(13,766)	(16,926)

Income (loss) before provision for income taxes	3,315	(4,638)
Provision (benefit) for income taxes	2,104	(1,459)

Net income (loss)	1,211	(3,179)
Preferred unit dividends	(7,598)	(6,882)

Net loss attributable to common unitholders	$(6,387)	$(10,061)

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31, 2004 (unaudited)	Three Months Ended March 31, 2003 (unaudited)
Cash flows from operating activities
Net income (loss)	$1,211	$(3,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	12,833	14,058
Provision for uncollectible accounts	248	369
Deferred income tax (benefit) expense	2,091	(1,438)
Loss (gain) on disposition of property	127	(91)
Changes in operating assets and liabilities:
Accounts receivable	(9,236)	8,465
Other current assets	597	568
Accounts payable	7,596	(1,109)
Other current liabilities	(5,113)	(10,150)
Other assets and liabilities	308	1,069

Net cash provided by operating activities	10,662	8,562

Cash flows from investing activities
Capital expenditures	(1,759)	(724)

Net cash used in investing activities	(1,759)	(724)

Cash flows from financing activities
Borrowings under revolving line of credit	—	1,500
Principal payments on long-term debt	(11,540)	(42,275)
Issuance of common units	4	13
Repurchase of common units	—	(9)

Net cash used in financing activities	(11,536)	(40,771)

Effect of exchange rate changes on cash	(43)	—

Net decrease in cash	(2,676)	(32,933)
Cash at beginning of period	8,299	42,190

Cash at end of period	$5,623	$9,257

Supplemental cash flow information
Interest paid	$19,641	$20,288
Income taxes paid	—	—

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.	Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, LLC (the Ultimate Parent or Syniverse LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

On March 1, 2004, we changed our corporate name from TSI Telecommunication Holdings, LLC to Syniverse Holdings, LLC. In addition, we changed the names of each of our subsidiaries, as detailed below.

The condensed consolidated financial statements include the accounts of Syniverse Holdings, LLC (Syniverse LLC, formerly TSI Telecommunication Holdings LLC), Syniverse Holdings, Inc. (Syniverse Inc., formerly TSI Telecommunication Holdings Inc.), Syniverse Technologies, Inc. (Syniverse, formerly TSI Telecommunication Services Inc.), Syniverse Finance, Inc. (Syniverse Finance, formerly TSI Finance Company), Syniverse Networks, Inc. (Syniverse Networks, formerly TSI Telecommunication Networks Inc.), Syniverse Technologies, BV (Syniverse BV, formerly TSI Telecommunication Services, BV), for periods beginning on and after February 14, 2002, Syniverse Brience, LLC (Syniverse Brience, formerly TSI Brience, LLC) and Syniverse Holdings Limited (Syniverse Holdings, formerly Softwright Holdings Limited). References to “the Company” or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

Syniverse LLC acquired Brience, Inc. (Brience) in July 2003. Due to common control of both Syniverse LLC and Brience since February 14, 2002 by funds associated with GTCR, the acquisition was accounted for in a manner similar to a pooling of interests. Therefore, all historical financial statements of Syniverse LLC since February 14, 2002 include Brience’s historical financial results.

Syniverse LLC acquired Syniverse Holdings Limited on December 19, 2003. The acquisition was accounted for using the purchase method of accounting and the results of operations of Syniverse Holdings have been included since December 19, 2003.

2.	Summary of Significant Accounting Policies

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software. Revenue is recognized from software license fees on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenue at the time the transactions are performed. We provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Due to our billing cycles, which for some products lag as much as 60 days after services are rendered, we estimate the amounts of unbilled revenue each reporting period.

Stock-Based Compensation

We account for our stock options and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), is provided in our financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123, as amended by SFAS 148.

Outstanding options as of March 31, 2004 and March 31, 2003 had a weighted average remaining contractual life of 8.9 and 9.2 years, respectively.

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

	March 31, 2004	March 31, 2003
Risk-free interest rate	4.30%	4.50%
Volatility factor	—	—
Dividend yield	—	—
Weighted average expected life of options	5	5

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Other comprehensive income (loss) for the three months ended March 31, 2004 and the three months ended March 31, 2003 is as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss)	$1,211	$(3,179)
Net unrealized loss on investments	(32)	—
Foreign currency translation adjustment	20	—

Other comprehensive income (loss)	$1,199	$(3,179)

The balance in our accumulated other comprehensive income as of March 31, 2004 is comprised of $394 in unrealized gains and $20 in foreign currency translation adjustments.

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These equity securities are included in other current assets in the accompanying condensed consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At March 31, 2004 and December 31, 2003, available-for-sale securities had a fair value of $394 and $426, respectively. Because the cost of these securities had previously been written off due to other-than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $394 and $426 at March 31, 2004 and December 31, 2003, respectively.

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation”, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of unitholders’ equity.

3.	Unitholders’ Interests

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At March 31, 2004, there were 252,367.50 of Class B Preferred Units outstanding. As of March 31, 2004, undeclared and unpaid preferred unit dividends totaled $59,132. These amounts are not recorded as liabilities until declared.

In the three months ended March 31, 2004, 135,135 common units were issued for $4 to one of our executives.

4.	Restructurings

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5,838.

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings Limited resulting in the termination of 10 employees. As a result, we incurred $290 in severance related costs in April 2004. The payments related to this restructuring were paid in April 2004. We expect this reorganization to result in reduced annual expenses of approximately $1,080. Further restructuring may be necessary in light of current economic conditions.

5.	Commitments and contingencies

Under the terms of the Syniverse Holdings Limited acquisition agreement, we agreed to make an additional payment not to exceed 2,000 British pounds to the former owners of the acquired company no later than March 31, 2005 if this operation achieves a certain pre-determined profitability as measured by EBITDA (earnings before interest, taxes, depreciation and amortization). No amounts have been accrued for this additional earn-out as of March 31, 2004.

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. SBC also has refused to pay us an additional $1,900 related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum it claims it is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC Pacific Bell also filed a motion to dismiss the Florida action on the grounds of a lack of jurisdiction, while SBC Southwestern Bell filed a motion to abate and/or transfer the Florida action based on a lawsuit SBC Southwestern Bell filed against us in Texas state court on October 6, 2003 seeking approximately $2,000. We retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. On April 20, 2004, the Texas Court granted our request and abated the Texas action.

6.	Second Amendment to Credit Agreement

On March 11, 2004, we entered into the Second Amendment (the “Second Amendment”) with our lenders (Term Loan B and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans. The cost of the amendment of $407 was recognized in interest expense in the three months ended March 31, 2004.

7.	Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse LLC, Syniverse Inc., and all domestic subsidiaries of Syniverse including Syniverse Finance, Syniverse Networks, and Syniverse Brience (collectively, the Guarantors). Syniverse Technologies, BV and Syniverse Holdings Limited are not guarantors however their results are included in the results of Syniverse Technologies, Inc. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of Syniverse LLC, Syniverse, Inc. and Syniverse using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$5,620	$3	$—	$5,623
Accounts receivable, net of allowances	—	—	35,472	35,127	—	70,599
Accounts receivable - affiliates	48	—	56,163	558	(56,769)	—
Deferred tax assets	—	—	—	369	—	369
Prepaid and other current assets	—	—	5,198	457	—	5,655

Total current assets	48	—	102,453	36,514	(56,769)	82,246

Property and equipment, net	—	—	11,971	19,549	—	31,520
Capitalized software, net	—	—	53,716	11,848	—	65,564
Deferred costs, net	—	—	13,296	—	—	13,296
Goodwill	—	—	59,889	271,402	—	331,291
Identifiable intangibles, net:
Customer contract, net	—	—	5,221	3,375	—	8,596
Trademark	—	—	—	—	—	—
Customer base, net	—	—	106,327	87,230	—	193,557
Notes receivable-affiliates	—	—	—	401,985	(401,985)	—
Investment in subsidiaries	214,931	212,947	755,656	—	(1,183,534)	—

Total assets	$214,979	$212,947	$1,108,529	$831,903	$(1,642,288)	$726,070

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$10,877	$—	$—	$10,877
Accounts payable - affiliates	—	—	2,525	54,244	(56,769)	—
Accrued payroll and related benefits	—	—	9,326	—	—	9,326
Accrued interest	—	—	5,845	—	—	5,845
Other accrued liabilities	—	—	20,716	184	—	20,900
Current portion of Term Note B, net of discount	—	—	33,236	—	—	33,236

Total current liabilities	—	—	82,525	54,428	(56,769)	80,184

Long-term liabilities:
Deferred taxes	—	—	1,956	19,835	—	21,791
Payable to affiliate	—	—	401,985	—	(401,985)	—
Subordinated Notes, net of discount	—	—	241,232	—	—	241,232
Term Note B, net of discount	—	—	164,621	—	—	164,621
Other liabilities	—	—	3,263	—	—	3,263

Total long-term liabilities	—	—	813,057	19,835	(401,985)	430,907
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	252,367
Common Units	120,355	—	—	—	—	120,355
Common Stock	—	99	—	—	(99)	—
Preferred Stock	—	3	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	1,002,256	(1,743,534)	—
Accumulated deficit	(158,157)	(158,157)	(158,157)	(245,010)	561,324	(158,157)
Accumulated other comprehensive income	414	414	414	394	(1,222)	414

Total unitholders’ equity	214,979	212,947	212,947	757,640	(1,183,534)	214,979

Total liabilities and unitholders’ equity	$214,979	$212,947	$1,108,529	$831,903	$(1,642,288)	$726,070

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$32,594	$44,076	$—	$76,670

Costs and expenses:
Cost of operations	—	—	10,880	24,275	—	35,155
Sales and marketing	—	—	2,494	2,781	—	5,275
General and administrative	—	—	3,381	5,240	—	8,621
Provision for uncollectible accounts	—	—	124	124	—	248
Depreciation and amortization	—	—	6,402	3,888	—	10,290
Restructuring	—	—	—	—	—	—

	—	—	23,281	36,308	—	59,589

Operating income	—	—	9,313	7,768	—	17,081
Other income (expense), net
Income from equity investment	1,211	3,315	21,040	—	(25,566)	—
Interest income	—	—	102	13,272	(13,203)	171
Interest expense	—	—	(27,134)	—	13,203	(13,931)
Other, net	—	—	(6)	—	—	(6)

	1,211	3,315	(5,998)	13,272	(25,566)	(13,766)

Income before provision for income taxes	1,211	3,315	3,315	21,040	(25,566)	3,315
Provision for income taxes	—	2,104	2,104	9,323	(11,427)	2,104

Net income	1,211	1,211	1,211	11,717	(14,139)	1,211
Preferred unit dividends	(7,598)	(7,601)	—	(5,744)	13,345	(7,598)

Net income (loss) attributable to common unit holders	$(6,387)	$(6,390)	$1,211	$5,973	$(794)	$(6,387)

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,211	$1,211	$1,211	$11,717	$(14,139)	$1,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	8,945	3,888	—	12,833
Provision for uncollectible accounts	—	—	124	124	—	248
Deferred income tax expense	—	—	347	1,744	—	2,091
Loss on disposition of property	—	—	127	—	—	127
Income from equity investment	(1,211)	(3,315)	(21,039)	—	25,565	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(5,688)	18,361	(21,909)	(9,236)
Other current assets	—	—	597	—	—	597
Accounts payable	—	2,104	(14,519)	9,532	10,479	7,596
Other current liabilities	(4)	—	(4,976)	(137)	4	(5,113)
Other assets	—	—	308	—	—	308

Net cash provided by (used in) operating activities	(4)	—	(34,563)	45,229	—	10,662

Cash flows from investing activities
Capital expenditures	—	—	(92)	(1,667)	—	(1,759)
Dividends received from equity investment	—	—	43,565	—	(43,565)	—

Net cash provided by (used in) investing activities	—	—	43,473	(1,667)	(43,565)	(1,759)

Cash flows from financing activities
Dividends paid	—	—	—	(43,565)	43,565	—
Principal payments on long-term debt	—	—	(11,540)	—	—	(11,540)
Issuance of common units	4	—	—	—	—	4

Net cash provided by (used in) financing activities	4	—	(11,540)	(43,565)	43,565	(11,536)

Effect of exchange rate changes on cash	—	—	(43)	—	—	(43)

Net decrease in cash	—	—	(2,673)	(3)	—	(2,676)
Cash at beginning of period	—	—	8,293	6	—	8,299

Cash at end of period	$—	$—	$5,620	$3	$—	$5,623

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$8,293	$6	$—	$8,299
Accounts receivable, net of allowances	—	—	29,843	31,768	—	61,611
Accounts receivable - affiliates	43	—	22,728	22,402	(45,173)	—
Deferred tax assets	—	—	—	369	—	369
Prepaid and other current assets	—	—	5,795	489	—	6,284

Total current assets	43	—	66,659	55,034	(45,173)	76,563

Property and equipment, net	—	—	13,867	19,681	—	33,548
Capitalized software, net	—	—	55,274	12,379	—	67,653
Deferred costs, net	—	—	14,584	—	—	14,584
Goodwill	—	—	59,861	271,402	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	—	5,880	3,825	—	9,705
Trademark	—	—	327	358	—	685
Customer base, net	—	—	107,820	88,450	—	196,270
Notes receivable-affiliates	—	—	—	401,985	(401,985)	—
Investment in subsidiaries	213,733	211,748	787,536	—	(1,213,017)	—

Total assets	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,029	$—	$—	$4,029
Accounts payable - affiliates	—	—	—	45,174	(45,174)	—
Accrued payroll and related benefits	—	—	8,879	2	—	8,881
Accrued interest	—	—	14,136	—	—	14,136
Other accrued liabilities	—	—	17,093	326	—	17,419
Current portion of Term Note B, net of discount	—	—	33,589	—	—	33,589

Total current liabilities	—	—	77,726	45,502	(45,174)	78,054

Long-term liabilities:
Deferred taxes	—	—	1,609	18,091	—	19,700
Payable to affiliate	—	—	401,984	—	(401,984)	—
Subordinated Notes, net of discount	—	—	241,037	—	—	241,037
Term Note B, net of discount	—	—	174,749	—	—	174,749
Other liabilities	—	—	2,955	—	—	2,955

Total long-term liabilities	—	—	822,334	18,091	(401,984)	438,441
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	252,367
Common Units	120,351	—	—	—	—	120,351
Common Stock	—	99	—	—	(99)	—
Preferred Stock	—	3	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	1,002,256	(1,743,534)	—
Accumulated deficit	(159,368)	(159,368)	(159,368)	(213,161)	531,897	(159,368)
Accumulated other comprehensive income	426	426	426	426	(1,278)	426

Total unitholders’ equity	213,776	211,748	211,748	789,521	(1,213,017)	213,776

Total liabilities and unitholders’ equity	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	31,884	$32,428	$—	$64,312

Costs and expenses:
Cost of operations	—	—	10,666	15,977	—	26,643
Sales and marketing	—	—	2,318	2,807	—	5,125
General and administrative	—	—	4,175	4,881	—	9,056
Provision for uncollectible accounts	—	—	183	186	—	369
Depreciation and amortization	—	—	5,569	3,421	—	8,990
Restructuring	—	—	912	929	—	1,841

	—	—	23,823	28,201	—	52,024

Operating income	—	—	8,061	4,227	—	12,288
Other income (expense), net:
Income from equity investment	(3,179)	(4,638)	8,983	—	(1,166)	—
Interest income	—	—	8,572	13,130	(21,434)	268
Interest expense	—	—	(30,253)	(8,375)	21,434	(17,194)
Other, net	—	—	(1)	1	—	—

	(3,179)	(4,638)	(12,699)	4,756	(1,166)	(16,926)

Income (loss) before provision for income taxes	(3,179)	(4,638)	(4,638)	8,983	(1,166)	(4,638)
Provision (benefit) for income taxes	—	(1,459)	(1,459)	3,312	(1,853)	(1,459)

Net income (loss)	(3,179)	(3,179)	(3,179)	5,671	687	(3,179)
Preferred unit dividends	(6,882)	(8,521)	—	(5,222)	13,743	(6,882)

Net income (loss) attributable to common unitholders	$(10,061)	$(11,700)	$(3,179)	$449	$14,430	$(10,061)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31 2003

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,179)	$(3,179)	$(3,179)	$5,671	$687	$(3,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	10,639	3,419	—	14,058
Provision for uncollectible accounts	—	—	183	186	—	369
Deferred income tax (benefit) expense	—	—	(5,256)	3,818	—	(1,438)
Gain on disposition of property				(91)	—	(91)
Income from equity investment	3,179	4,638	(8,983)	—	1,166	—
Changes in current assets and liabilities:
Accounts receivable	—	—	13,687	9,359	(14,581)	8,465
Other current assets	—	—	(30)	598	—	568
Accounts payable	—	—	(15,737)	4,591	10,037	(1,109)
Other current liabilities	—	(1,459)	(7,725)	(2,425)	1,459	(10,150)
Other liabilities	—	—	—	1,069	—	1,069

Net cash provided by (used in) operating activities	—	—	(16,401)	26,195	(1,232)	8,562

Cash flows from investing activities
Capital expenditures	—	—	(722)	(1,256)	1,254	(724)
Dividends received from equity investment	—	—	26,407	—	(26,407)	—

Net cash provided by (used in) investing activities	—	—	25,685	(1,256)	(25,153)	(724)

Cash flows from financing activities
Dividends paid	—	—	—	(26,407)	26,407	—
Borrowings under revolving line of credit	—	—	1,500	—	—	1,500
Retirement of long-term debt	—	—	(42,275)	—	—	(42,275)
Issuance of common units	—	—	13	—	—	13
Repurchase of common units	—	—	(9)	—	—	(9)
Capital contribution	—	—	—	22	(22)	—

Net cash used in financing activities	—	—	(40,771)	(26,385)	26,385	(40,771)

Net decrease in cash	—	—	(31,487)	(1,446)	—	(32,933)
Cash at beginning of period	—	—	39,576	2,614	—	42,190

Cash at end of period	$—	$—	$8,089	$1,168	$—	$9,257

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a global communications technology company specializing in innovative business and network engineering solutions that manage and interconnect voice and data systems throughout the world. Our services include transaction-based, network, number portability, technology interoperability, call processing and other outsourcing services that simplify the interconnection and management of complex voice and data networks. We address technology interoperability complexities as the largest clearinghouse in the United States for the billing and settlement of wireless roaming telephone calls, with an estimated market share of approximately 60% in 2003 based on the number of wireless subscribers. We also own one of the largest unaffiliated Signaling System 7 (SS7) networks in the United States. SS7 is the telecommunication industry’s standard network signaling protocol used by nearly all carriers to enable the setup and delivery of wireless and wireline telephone calls. Our network services also allow our customers to access intelligent network services and monitor network performance and subscriber activity on a real-time basis. In addition, we are the industry’s leading developer and provider of call processing solutions that enable seamless regional, national and international wireless roaming telephone service. We are the leading provider of wireless local number portability (WLNP) in the United States, having developed and launched the wireless industry’s only end-to-end solution for wireless carriers. Our full suite of products addresses pre-provisioning of subscribers, intercarrier communication necessary for actual porting to a new carrier, and porting failures, known as fallout. Our solutions are offered as either service bureau or turnkey, providing flexibility for carriers. We have dominant market share for WLNP based on contracts with five of the top six U.S. carriers, representing 92% of the available intercarrier communications service bureau customers, and 70% of the inter-carrier communications clearinghouse market.

Effective March 1, 2004, we changed our corporate name. TSI Telecommunication Holdings LLC became Syniverse Holdings, LLC and TSI Telecommunication Services Inc. became Syniverse Technologies, Inc. In addition, our other subsidiaries also changed their names on this date as follows: TSI Telecommunication Holdings Inc. to Syniverse Holdings, Inc.; TSI Finance Company to Syniverse Finance, Inc.; TSI Telecommunication Networks Inc. to Syniverse Networks, Inc.; TSI Telecommunication Services, BV to Syniverse Technologies, BV; TSI Brience, LLC to Syniverse Brience, LLC; and Softwright Holdings Limited to Syniverse Holdings Limited.

On February 14, 2002, Syniverse Holdings, Inc. acquired Syniverse Technologies, Inc. by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into Syniverse Technologies, Inc. Syniverse Holdings, Inc. is wholly owned by Syniverse Holdings, LLC. Syniverse Holdings, LLC and Syniverse Holdings, Inc. have no operations other than their ownership of their direct and indirect subsidiaries.

On July 23, 2003, Syniverse Networks, Inc. acquired Brience, Inc. by issuing 100,000 common units of Syniverse Holdings, LLC and merging Brience, Inc. with and into Syniverse Brience, LLC, a newly formed wholly owned subsidiary of Syniverse Networks, Inc., with Syniverse Brience, LLC continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks, Inc.

At the time of the Brience, Inc. merger, funds associated with GTCR Golder Rauner, LLC had a controlling interest in both Brience, Inc. and Syniverse Holdings, LLC. As a result, the transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience, Inc. were combined at their historical amounts as of the date that GTCR Golder Rauner, LLC had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience, Inc. have only been combined for the periods during which Syniverse Holdings, LLC and Brience, Inc. were under common control of funds associated with GTCR Golder Rauner, LLC. Accordingly, our historical consolidated financial statements since February 14, 2002 include the financial results of Brience, Inc. beginning on the date when funds associated with GTCR Golder Rauner, LLC had common control of both entities (February 14, 2002).

On December 19, 2003, Syniverse Technologies, Inc. acquired all the outstanding shares of Syniverse Holdings Limited for $0.8 million cash and the assumption of liabilities of $1.3 million. The acquisition was accounted for using the purchase method of accounting, and hence the results of operations of Syniverse Holdings Limited have been included since December 19, 2003.

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

•	Number Porting Services - The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service providers but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers in the top 100 markets were required to offer wireless local number portability as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and the Number Portability Administration Center (NPAC). Furthermore, the method for porting a wireline number to a wireless phone is not standardized. We developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for WLNP. Our suite of WLNP services address inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.” Our specific services include Pre-Port Validation, Inter-carrier Communication (ICC) Service Order Activation (SOA) Service Bureau, Inter-carrier Communications (ICC) Clearinghouse, Wireline-to-Wireless Porting, Fallout Management/Port Center, and Workflow Management. Similarly, we have contracts to provide the same WLNP services to other carriers to meet the May 2004 deadlines for the secondary and tertiary markets.

•	Technology Interoperability Services - We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Access Revenue Management and Message Management.

•	Call Processing Services - We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•	Other Outsourcing Services - We provide other value-added outsourcing services including a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are STREAMLINER and Fleet-On-Track.

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

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software. Revenue is recognized from software license fees on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with the conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenues at the time the transactions are performed. We provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care. Beginning in 2004, we also recognize amortization expense related to certain intangible assets established in our purchase accounting for Syniverse Holdings Limited.

Results of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2004 and the three months ended March 31, 2003:

	Three Months Ended March 31, 2004	% of Revenues	Three Months Ended March 31, 2003	% of Revenues	2004 vs. 2003 Change
					$	%
Revenues:
Off-Network Database Query Fees	$7,412	9.7%	$8,038	12.5%	$(626)	(7.8)%
Other Network Services	29,811	38.9%	27,380	42.6%	2,431	8.9%

Total Network Services	37,223	48.6%	35,418	55.1%	1,805	5.1%
Number Porting Services	11,132	14.5%	274	0.4%	10,858	3,962.8%
Technology Interoperability Services	15,279	19.9%	14,544	22.6%	735	5.1%
Call Processing Services	9,312	12.1%	10,178	15.8%	(866)	(8.5)%
Other Outsourcing Services	3,724	4.9%	3,898	6.1%	(174)	(4.5)%

Total revenues	$76,670	100.0%	$64,312	100.0%	$12,358	19.2%
Costs and expenses:
Cost of operations	35,155	45.9%	26,643	41.4%	8,512	31.9%
Sales and marketing	5,275	6.9%	5,125	8.0%	150	2.9%
General and administrative	8,621	11.2%	9,056	14.1%	(435)	(4.8)%
Provision for uncollectible accounts	248	0.3%	369	0.6%	(121)	(32.8)%
Depreciation and amortization	10,290	13.4%	8,990	14.0%	1,300	14.5%
Restructuring	—	0.0%	1,841	2.9%	(1,841)	(100.0)%

	59,589	77.7%	52,024	80.9%	7,565	14.5%

Operating income	17,081	22.3%	12,288	19.1%	4,793	39.0%
Other income (expense), net:
Interest income	171	0.2%	268	0.4%	(97)	(36.2)%
Interest expense	(13,931)	(18.2)%	(17,194)	(26.7)%	3,263	(19.0)%
Other, net	(6)	(0.0)%	—	0.0%	(6)	100.0%

	(13,766)	(18.0)%	(16,926)	(26.3)%	3,160	(18.7)%

Income (loss) before provision for income taxes	3,315	4.3%	(4,638)	(7.2)%	7,953	(171.5)%
Provision (benefit) for income taxes	2,104	2.7%	(1,459)	(2.3)%	3,563	(244.2)%

Net income (loss)	1,211	1.6%	(3,179)	(4.9)%	4,390	(138.1)%
Preferred unit dividends	(7,598)	(9.9)%	(6,882)	(10.7)%	(716)	10.4%

Net loss attributable to common unitholders	$(6,387)	(8.3)%	$(10,061)	(15.6)%	$3,674	(36.5)%

Comparison of the three months ended March 31, 2004 and the three months ended March 31, 2003

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

Total revenues were $76.7 million for the three months ended March 31, 2004 as compared to revenues of $64.3 million for the same period in 2003. The increase of $12.4 million was primarily due to the November 24, 2003 service introduction of our WLNP products and increases in our network transport product and other SS7 services.

Network Services revenues were $37.2 million (including $7.4 million of Off-Network Database Query Fees) for the three months ended March 31, 2004 as compared to revenues of $35.4 million (including $8.0 million of Off-Network Database Query Fees) for the same period in 2003. The increase of $1.8 million was primarily due to increases in our network transport product and other SS7 services offset by lower Visibility Services volumes.

Number Porting Services revenues were $11.1 million for the three months ended March 31, 2004 as compared to revenues of $0.3 million for the same period in 2003. Number Porting Services includes wireless number pooling, porting and amortization of deferred implementation fees. The increase of $10.8 million is due to the November 24, 2003 service introduction of our WLNP products.

Technology Interoperability Services revenues were $15.3 million for the three months ended March 31, 2004 as compared to revenues of $14.5 million for the same period in 2003. The increase of $0.8 million is primarily due to higher volumes from our Access and Access S&E products.

Call Processing Services revenues were $9.3 million for the three months ended March 31, 2004 as compared to revenues of $10.2 million for the same period in 2003. The decrease of $0.9 million is due to the expected lifecycle migration by carriers who are moving off our call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks. We expect this migration to be accelerated by the complexities associated with WLNP, which requires carriers to use more advanced technology.

Other Outsourcing Services revenues were $3.7 million for the three months ended March 31, 2004 as compared to revenues of $3.9 million for the same period in 2003. The decrease of $0.2 million is primarily due to a customer migrating off our prepaid wireless solution. We do not plan to continue offering this prepaid wireless service in 2004 and beyond.

Cost of operations was $35.2 million for the three months ended March 31, 2004 as compared to $26.6 million for the same period in 2003. The increase of $8.6 million was primarily due to increased operational costs related to our new WLNP products.

Sales and marketing expenses were $5.3 million for the three months ended March 31, 2004 as compared to $5.1 million for the same period in 2003. The increase of $0.2 million was due to expenses related to the Syniverse name change offset by lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in the workforce in February 2003.

General and administrative expenses were $8.6 million for the three months ended March 31, 2004 as compared to $9.0 million for the same period in 2003. The decrease of $0.4 million was primarily due to lower development expenses, and reductions in our workforce in February 2003 offset by the inclusion of historical Brience results.

Provision for uncollectible accounts was $0.2 million for the three months ended March 31, 2004 as compared to $0.4 million for the same period in 2003. The decrease of $0.2 million was due to decreases for certain accounts and decreases in the general reserve due to a lower number of customer bankruptcies.

Depreciation and amortization expenses were $10.3 million for the three months ended March 31, 2004 as compared to $9.0 million for the same period in 2003. The increase of $1.3 million was due primarily to higher depreciation and amortization expenses related to our investments in WLNP and our SS7 network expansion in 2003 and the $0.7 million of amortization for the remaining trademark intangible asset.

Restructuring expenses were $1.8 million in the three months ended March 31, 2003. There were no restructuring expenses incurred in the three months ended March 31, 2004. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003.

Interest income was $0.2 million for the three months ended March 31, 2004 as compared to $0.3 million for the same period in 2003. The decrease of $0.1 million was due to lower interest collections from our customers in 2004.

Interest expense was $13.9 million for the three months ended March 31, 2004 as compared to $17.2 million for the same period in 2003. The decrease of $3.3 million was primarily due to a lower principal balance on the senior credit facility.

Provision (benefit) for income taxes was $2.1 million for the three months ended March 31, 2004 as compared to ($1.5) million for the same period in 2003. The increase of $3.6 million was primarily due to the continued recognition of a significant valuation allowance against our deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding goodwill. The deferred tax assets arise primarily from accumulated federal and state net operating losses of approximately $114 million and $252 million, respectively, which expire between 2006 and 2022. These losses relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if and when this deferred tax liability will be utilized, we are unable to consider the associated deferred tax liabilities of approximately $21.4 million in this analysis.

Undeclared and unpaid preferred unit dividends were $7.6 million for the three months ended March 31, 2004 and $6.9 million for the three months ended March 31, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

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

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings Limited resulting in the termination of 10 employees. As a result, we incurred $0.3 million in severance related costs in April 2004. The payments related to this restructuring were paid in April 2004. We expect this reorganization to result in reduced annual expenses of approximately $1.1 million. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

During the three months ended March 31, 2004, our operations generated $10.7 million of cash as compared to $8.6 million for the comparable period in 2003. The increase is primarily attributable to higher net income in the three months ended March 31, 2004. Cash and cash equivalents were $5.6 million at March 31, 2004 as compared to $8.3 million at December 31, 2003. This decrease was due primarily to the payment of our $3.0 million excess cash sweep required under our credit facility in March of 2004. Our working capital increased $3.6 million, from ($1.5) million at December 31, 2003 to $2.1 million at March 31, 2004. This increase in working capital is primarily due to the increase in current liabilities offset by an increase in our accounts receivable driven by the implementation of Number Porting Services. Capital expenditures for property and equipment, including capitalized software costs, increased from $0.7 million for the three months ended March 31, 2003 to $1.8 million for the three months ended March 31, 2004.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2004 total approximately $4.3 million based on leases in effect at March 31, 2004.

For fiscal 2004, we expect to spend approximately $20.0 million for capital expenditures, primarily for our SS7 network expansion and infrastructure to support our products. For the three months ended March 31, 2004, we spent approximately $1.8 million for capital expenditures, primarily for investment in Wireless Local Number Portability (WLNP) and our SS7 network expansion.

We have significant debt service payment obligations, including interest, in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes were $46.2 million in 2003 and $19.6 million in the three months ended March 31, 2004. In the year ended December 31, 2003, we made a $37.3 million excess cash flow payment and $19.8 million in scheduled principal payment obligations on this indebtedness, and a $5.0 million prepayment on the term loan B. In the three months ended March 31, 2004, we made a $3.0 million excess cash flow payment and $8.5 million in scheduled principal payment obligations on this indebtedness. Our outstanding debt has principal payment schedules requiring payments over a five and seven-year period for the term loan B and the senior notes, respectively. The following are the combined principal payment obligations remaining on this indebtedness as of March 31, 2004: $25.7 million in 2004, $44.0 million in 2005 and $135.0 million in 2006. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to 75% of the excess cash flow, as defined in the senior credit facility, for each fiscal year.

The senior credit facility contains various restrictive covenants, which we amended in September 2003. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. We are in compliance with all covenants as of March 31, 2004.

On March 11, 2004, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with our lenders (Term Loan B and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment is effective March 11, 2004 and amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans. The cost of the amendment of $0.4 million was recognized in interest expense in the three months ended March 31, 2004.

The indenture governing the senior notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the senior credit facility also contains various covenants that limit our discretion in the operation of our businesses.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2004 and 2003.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes herein. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software. Revenue is recognized from the software license fees on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized as the services are performed.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenues at the time the transactions are performed. We provide turn-key software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Due to our billing cycles, for which some of our products lag as much as 60 days after services are rendered, we estimate the amounts unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service. Historically, our estimates have correlated well with our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. We also review any general economic conditions in the countries in which our customers operate which could effect their ability to pay us in full. In addition, we maintain a general allowance for doubtful accounts by applying a percentage based on the aging category. Our estimates for allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. If our customers’ financial conditions or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. Changes in this allowance are recognized as reductions of revenue and are recorded as a direct reduction of accounts receivable. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. We also maintain a general reserve for credit memos related to billing errors or other similar items. If our billing errors or discrepancies are not resolved satisfactorily, or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required.

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

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition of Syniverse, and in the December 2003 purchase accounting for Syniverse Holdings Limited. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, and July 2003 restructurings. If our original estimates of the costs of restructuring change, we will need to adjust our reserve amounts.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Accruals for probable losses are recorded in accrued expenses, or in our allowance for doubtful accounts or the allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally generated information. We also made estimates related to the fair values of assets acquired from Syniverse Holdings Limited in December 2003. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is “more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. As a result, we have concluded that it is appropriate to establish a full valuation allowance for our deferred tax assets net of all deferred tax liabilities except those liabilities associated with goodwill. The effective tax rate differs from the statutory tax rate due primarily to changes in the valuation allowance, and to a lesser extent, to state and local taxes.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2004, we had variable rate debt of approximately $204.7 million ($197.9 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.0 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 77% of funded debt now bears interest that is effectively fixed as to rate.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Prior to our opening of the office in the Netherlands in February 2003 and the acquisition of Softwright in late December 2003, we conducted all of our business in U.S. dollars. These two items had an immaterial impact on our financial position and results of operations for the three months ended March 31, 2004, however this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

In addition, some of our customers are based outside of the United States. In the three months ended March 31, 2004, certain countries (primarily Venezuela) experienced instability causing these customers to have difficulty in exchanging their local currencies for U.S. dollars to satisfy their invoices due to us. As a result, we may be required to explore other techniques to protect against such issues in the future.

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

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7.3 million, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. SBC also has refused to pay us an additional $1.9 million related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum it claims it is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC Pacific Bell also filed a motion to dismiss the Florida action on the grounds of a lack of jurisdiction, while SBC Southwestern Bell filed a motion to abate and/or transfer the Florida action based on a lawsuit SBC Southwestern Bell filed against us in Texas state court on October 6, 2003 seeking approximately $2.0 million. We retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. On April 20, 2004, the Texas Court granted our request and abated the Texas action.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	None.

(b)	None.

(c)	Syniverse Holdings, LLC sold 135,135 common units to Linda Hermansen in February 2004 pursuant to a Senior Management Agreement. Each common unit was sold at a price of $0.0333 per unit. The sales were exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

(d)	None

(e)	None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.48†	Senior Management Agreement dated February 14, 2004, among Syniverse Holdings, LLC, Syniverse Technologies, Inc. and Linda Hermansen.

* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.

*	Filed herewith.

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the first quarter of 2004:

*	The registrant filed a Current Report on Form 8-K on March 9, 2004, under “Item 12. Disclosure of Results of Operations and Financial Condition” reporting on Syniverse Holdings LLC’s consolidated results for the fiscal year ending December 31, 2003.

*	The registrant filed a Current Report on Form 8-K on March 16, 2004, under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” disclosing the Second Amendment to Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, LLC (Registrant)

Date: May 12, 2004	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC. (Registrant)

/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

* 10.48†	Senior Management Agreement dated February 14, 2004, among Syniverse Holdings, LLC, Syniverse Technologies, Inc. and Linda Hermansen.

* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

†	Compensatory plan or agreement.

*	Filed herewith.

E-1