Form 10-Q
period 2004-06-30
SYNIVERSE TECHNOLOGIES INC; SYNIVERSE HOLDINGS LLC
filed 2004-08-12
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☐    No  ☒

As of August 12, 2004, there were 2,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, which are owned of record by Syniverse Holdings, Inc., a company that is owned by Syniverse Holdings, LLC.

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1:	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 (unaudited) and the three and six months ended June 30, 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 (unaudited) and the six months ended June 30, 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements – June 30, 2004 (unaudited)	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4:	Controls and Procedures	30

PART II:	OTHER INFORMATION	31

ITEM 1:	Legal Proceedings	31

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

ITEM 3:	Defaults Upon Senior Securities	31

ITEM 4:	Submission of Matters to a Vote of Security Holders	31

ITEM 5:	Other Information	31

ITEM 6:	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

EXHIBIT INDEX		E-1

PART 1

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNIVERSE HOLDINGS, LLC CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash	$11,158	$8,299
Accounts receivable, net of allowances of $1,283 and $2,535, respectively	72,786	61,611
Deferred tax assets	369	369
Prepaid and other current assets	6,176	6,284

Total current assets	90,489	76,563

Property and equipment, net	37,702	33,548
Capitalized software, net	63,687	67,653
Deferred costs, net	13,108	14,584
Goodwill	331,359	331,263
Identifiable intangibles, net:
Customer contract, net	7,459	9,705
Trademark	—	685
Customer base, net	190,843	196,270

Total assets	$734,647	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,850	$4,029
Accrued payroll and related benefits	6,871	8,881
Accrued interest	13,859	14,136
Other accrued liabilities	22,970	17,419
Current portion of Term B Loan, net of discount	35,835	33,589

Total current liabilities	86,385	78,054

Long-term liabilities:
Deferred taxes	23,871	19,700
Subordinated Notes, net of discount	241,427	241,037
Term B Loan, net of discount	154,375	174,749
Other long-term liabilities	2,975	2,955

Total long-term liabilities	422,648	438,441

Unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at June 30, 2004 and December 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 90,640,541 and 90,505,405 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively	120,355	120,351
Accumulated deficit	(147,537)	(159,368)
Accumulated other comprehensive income	429	426

Total unitholders’ equity	225,614	213,776

Total liabilities and unitholders’ equity	$734,647	$730,271

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)	2004 (unaudited)	2003 (unaudited)
Revenues	$84,941	$67,476	$161,611	$131,788

Costs and expenses:
Cost of operations	36,271	26,637	71,426	53,280
Sales and marketing	5,169	4,527	10,444	9,652
General and administrative	8,904	9,763	17,525	18,819
Provision for (recovery of) uncollectible accounts	(257)	387	(9)	756
Depreciation and amortization	9,891	9,279	20,181	18,269
Restructuring	289	—	289	1,841

	60,267	50,593	119,856	102,617

Operating income	24,674	16,883	41,755	29,171

Other income (expense), net:
Interest income	427	121	598	389
Interest expense	(12,393)	(13,898)	(26,324)	(31,092)
Other, net	—	—	(6)	—

	(11,966)	(13,777)	(25,732)	(30,703)

Income (loss) before provision for income taxes	12,708	3,106	16,023	(1,532)
Provision for income taxes	2,088	1,819	4,192	360

Net income (loss)	10,620	1,287	11,831	(1,892)
Preferred unit dividends	(7,788)	(7,056)	(15,386)	(13,938)

Net income (loss) attributable to common unitholders	$2,832	$(5,769)	$(3,555)	$(15,830)

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities
Net income (loss)	$11,831	$(1,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	25,020	25,777
Provision for (recovery of) uncollectible accounts	(9)	756
Deferred income tax expense	4,171	795
Loss on disposition of property	127	—
Changes in operating assets and liabilities:
Accounts receivable	(11,166)	(1,578)
Other current assets	117	945
Accounts payable	1,407	3,252
Other current liabilities	4,618	(3,861)
Other assets and liabilities	(980)	1,045

Net cash provided by operating activities	35,136	25,239

Cash flows from investing activities
Capital expenditures	(12,135)	(5,212)

Net cash used in investing activities	(12,135)	(5,212)

Cash flows from financing activities
Principal payments on long-term debt	(20,100)	(52,275)
Issuance of common units	4	13
Repurchase of common units	—	(9)

Net cash used in financing activities	(20,096)	(52,271)

Effect of exchange rate changes on cash	(46)	—

Net increase (decrease) in cash	2,859	(32,244)
Cash at beginning of period	8,299	42,190

Cash at end of period	$11,158	$9,946

Supplemental cash flow information
Interest paid	$21,829	$23,816
Income taxes paid	—	94

See Notes to Condensed Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, LLC (the Ultimate Parent or Syniverse LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Syniverse Holdings, LLC, Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse Technologies, Inc. (Syniverse), Syniverse Finance, Inc. (Syniverse Finance), Syniverse Networks, Inc. (Syniverse Networks), Syniverse Technologies, BV (Syniverse BV), for periods beginning on and after February 14, 2002, Syniverse Brience, LLC (Syniverse Brience) and Syniverse Holdings Limited (Syniverse Holdings). References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

In July 2003, Syniverse LLC acquired Brience, Inc. (Brience) by merging Brience with and into Syniverse Brience, LLC (Syniverse Brience). At the time of the Brience merger, funds associated with GTCR Golder Rauner, LLC had a controlling interest in both Brience and Syniverse LLC. Due to common control of both Syniverse LLC and Brience since February 14, 2002 by funds associated with GTCR, the acquisition was accounted for in a manner similar to a pooling of interests. Therefore, all historical financial statements of Syniverse LLC since February 14, 2002 include Brience’s historical financial results.

Syniverse LLC acquired Syniverse Holdings on December 19, 2003. The acquisition was accounted for using the purchase method of accounting and the results of operations of Syniverse Holdings have been included since December 19, 2003.

2. Summary of Significant Accounting Policies

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software. Revenue is recognized from software license fees on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenue at the time the transactions are performed. We also provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

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

Stock-Based Compensation

We account for our stock options and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), is provided in our financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123, as amended by SFAS 148.

Outstanding options as of June 30, 2004 and June 30, 2003 had a weighted average remaining contractual life of 8.6 and 8.9 years, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2004	2003
Risk-free interest rate	4.30%	4.30%
Volatility factor	—	—
Dividend yield	—	—
Weighted average expected life of options	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since Syniverse Inc.’s common stock does not trade on public markets, a volatility of 0% was entered into the Black-Scholes option valuation model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Our pro forma amounts are immaterially different from the reported net income amounts and hence are not disclosed.

Earnings Per Share

We do not present earnings per share since Syniverse LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Other comprehensive income (loss) for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$10,620	$1,287	$11,831	$(1,892)
Net unrealized gain on investments	41	—	9	—
Foreign currency translation adjustment	(26)	—	(6)	—

Other comprehensive income (loss)	$10,635	$1,287	$11,834	$(1,892)

The balance in our accumulated other comprehensive income as of June 30, 2004 is comprised of $435 in unrealized gains and $(6) in foreign currency translation adjustments.

Available-for-Sale Securities

Our investments in equity securities are composed of a less than 10% ownership in a small publicly held company, and are categorized as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These equity securities are included in other current assets in the accompanying condensed consolidated balance sheets and are recorded at fair value based on quoted market prices. The cost of each equity security is determined primarily on a specific identification method. Unrealized holding gains and losses are reflected, net of income tax, as a separate component of accumulated other comprehensive income (loss). At June 30, 2004 and December 31, 2003, available-for-sale securities had a fair value of $435 and $426, respectively. Because the cost of these securities had previously been written off due to other-than temporary declines in value, the fair value of these securities reflects unrealized holding gains of $435 and $426 at June 30, 2004 and December 31, 2003, respectively.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” (SFAS 52), income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of unitholders’ equity.

Segment Information

In all periods, we operated as a single segment. In the three months ended June 30, 2004 and 2003, we derived 90.7% and 87.4%, respectively, of our revenues from customers in the United States. In the six months ended June 30, 2004 and 2003, we derived 89.6% and 87.5%, respectively, of our revenues from customers in the United States.

3. Unitholders’ Interests

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At June 30, 2004, there were 252,367.50 of Class B Preferred Units outstanding. As of June 30, 2004, undeclared and unpaid preferred unit dividends totaled $66,920. These amounts are not recorded as liabilities until declared.

In the six months ended June 30, 2004, 135,135 common units were issued for $4 to a company executive. In the six months ended June 30, 2003, 405,405 common units were issued for $13 and 270,270 common units were repurchased for $9 from certain company executives.

4. Restructurings

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. We expected this reorganization to result in reduced annual expenses of approximately $5,838.

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings resulting in the termination of 10 employees. As a result, we incurred $289 in severance related costs in April 2004. The payments related to this were completed in April 2004. We expect this reorganization to result in reduced annual expenses of approximately $1,080. Further restructuring may be necessary in light of current economic conditions.

In the six months ended June 30, 2004, we had the following activity in our restructuring accruals:

	January 1, 2004 Balance	Additions	Payments	June 30, 2004 Balance
April 2004 Restructuring Termination costs	$93	$289	$(382)	$—

Total	$93	$289	$(382)	$—

5. Commitments and contingencies

Under the terms of the Syniverse Holdings acquisition agreement, we agreed to make an additional payment not to exceed 2,000 British pounds to the former owners of the acquired company no later than March 31, 2005 if this operation achieves a certain pre-determined profitability as measured by EBITDA (earnings before interest, taxes, depreciation and amortization). No amounts have been accrued for this additional earn-out as of June 30, 2004.

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. SBC also has refused to pay us an additional $1,900 related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum it claims it is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC Pacific Bell also filed a motion to dismiss the Florida action on the grounds of a lack of jurisdiction, while SBC Southwestern Bell filed a motion to abate and/or transfer the Florida action based on a lawsuit SBC Southwestern Bell filed against us in Texas state court on October 6, 2003 seeking approximately $2,000. We retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. On April 20, 2004, the Texas Court granted our request and abated the Texas action. SBC Pacific Bell withdrew its motion to dismiss the Florida action. Both SBC Southwestern Bell and SBC Pacific Bell have filed an answer and counterclaim in the Florida action. On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,122 it claims it was over billed by us. We filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to Arbitration, as required by the contract under which it alleges it was over billed.

6. Second Amendment to Credit Agreement

On March 11, 2004, we entered into the Second Amendment (the “Second Amendment”) with our lenders (Term B Loan and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Term B Loans, which will refinance, in full, all remaining outstanding Term B Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to the Term B Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans. The cost of the amendment of $407 was recognized in interest expense in the six months ended June 30, 2004.

7. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior notes are guaranteed by Syniverse LLC, Syniverse Inc., and all domestic subsidiaries of Syniverse including Syniverse Finance, Syniverse Networks, and Syniverse Brience (collectively, the Guarantors). Syniverse BV and Syniverse Holdings are not guarantors, however, their results are immaterial and are included in the results of Syniverse. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of Syniverse LLC, Syniverse, Inc. and Syniverse using the equity method of accounting.

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$11,156	$2	$—	$11,158
Accounts receivable, net of allowances	—	—	28,938	43,848	—	72,786
Accounts receivable - affiliates	48	—	51,051	938	(52,037)	—
Deferred tax assets	—	—	—	369	—	369
Prepaid and other current assets	—	—	5,693	483	—	6,176

Total current assets	48	—	96,838	45,640	(52,037)	90,489

Property and equipment, net	—	—	12,422	25,280	—	37,702
Capitalized software, net	—	—	52,282	11,405	—	63,687
Deferred costs, net	—	—	13,108	—	—	13,108
Goodwill	—	—	59,957	271,402	—	331,359
Identifiable intangibles, net:
Customer contract, net	—	—	4,534	2,925	—	7,459
Customer base, net	—	—	104,833	86,010	—	190,843
Notes receivable-affiliates	—	—	—	401,985	(401,985)	—
Investment in subsidiaries	225,566	223,582	772,876	396	(1,222,420)	—

Total assets	$225,614	$223,582	$1,116,850	$845,043	$(1,676,442)	$734,647

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,850	$—	$—	$6,850
Accounts payable - affiliates	—	—	3,899	48,137	(52,036)	—
Accrued payroll and related benefits	—	—	6,871	—	—	6,871
Accrued interest	—	—	13,859	—	—	13,859
Other accrued liabilities	—	—	22,900	70	—	22,970
Current portion of Term B Loan, net of discount	—	—	35,835	—	—	35,835

Total current liabilities	—	—	90,214	48,207	(52,036)	86,385

Long-term liabilities:
Deferred taxes	—	—	2,292	21,579	—	23,871
Payable to affiliate	—	—	401,985	—	(401,985)	—
Subordinated Notes, net of discount	—	—	241,427	—	—	241,427
Term B Loan, net of discount	—	—	154,375	—	—	154,375
Other long-term liabilities	—	—	2,975	—	—	2,975

Total long-term liabilities	—	—	803,054	21,579	(401,985)	422,648
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	252,367
Common Units	120,355	—	—	—	—	120,355
Common Stock	—	99	—	—	(99)	—
Preferred Stock	—	3	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	1,002,256	(1,743,534)	—
Accumulated deficit	(147,537)	(147,537)	(147,537)	(227,475)	522,549	(147,537)
Accumulated other comprehensive income	429	429	429	476	(1,334)	429

Total unitholders’ equity	225,614	223,582	223,582	775,257	(1,222,421)	225,614

Total liabilities and unitholders’ equity	$225,614	$223,582	$1,116,850	$845,043	$(1,676,442)	$734,647

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$67,131	$94,480	$—	$161,611

Costs and expenses:
Cost of operations	—	—	22,230	49,196	—	71,426
Sales and marketing	—	—	4,810	5,634	—	10,444
General and administrative	—	—	6,836	10,689	—	17,525
Provision for (recovery of) uncollectible accounts	—	—	4	(13)	—	(9)
Depreciation and amortization	—	—	12,180	8,001	—	20,181
Restructuring	—	—	289	—	—	289

	—	—	46,349	73,507	—	119,856

Operating income	—	—	20,782	20,973	—	41,755

Other income (expense), net:
Income from equity investment	11,831	16,023	47,552	—	(75,406)	—
Interest income	—	—	427	35,046	(34,875)	598
Interest expense	—	—	(52,732)	(8,467)	34,875	(26,324)
Other, net	—	—	(6)	—	—	(6)

	11,831	16,023	(4,759)	26,579	(75,406)	(25,732)

Income before provision for income taxes	11,831	16,023	16,023	47,552	(75,406)	16,023

Provision for income taxes	—	4,192	4,192	18,655	(22,847)	4,192

Net income	11,831	11,831	11,831	28,897	(52,559)	11,831

Preferred unit dividends	(15,386)	(15,393)	—	(11,489)	26,882	(15,386)

Net income (loss) attributable to common unitholders	$(3,555)	$(3,562)	$11,831	$17,408	$(25,677)	$(3,555)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$34,537	$50,404	$—	$84,941

Costs and expenses:
Cost of operations	—	—	11,350	24,921	—	36,271
Sales and marketing	—	—	2,317	2,852	—	5,169
General and administrative	—	—	3,456	5,448	—	8,904
Provision for (recovery of) uncollectible accounts	—	—	(120)	(137)	—	(257)
Depreciation and amortization	—	—	5,778	4,113	—	9,891
Restructuring	—	—	289	—	—	289

	—	—	23,070	37,197	—	60,267

Operating income	—	—	11,467	13,207	—	24,674

Other income (expense), net:
Income from equity investment	10,620	12,708	26,514	—	(49,842)	—
Interest income	—	—	324	13,307	(13,204)	427
Interest expense	—	—	(25,597)	—	13,204	(12,393)
Other, net	—	—	—	—	—	—

	10,620	12,708	1,241	13,307	(49,842)	(11,966)

Income before provision for income taxes	10,620	12,708	12,708	26,514	(49,842)	12,708

Provision for income taxes	—	2,088	2,088	9,334	(11,422)	2,088

Net income	10,620	10,620	10,620	17,180	(38,420)	10,620

Preferred unit dividends	(7,788)	(7,791)	—	(5,744)	13,535	(7,788)

Net income attributable to common unitholders	$2,832	$2,829	$10,620	$11,436	$(24,885)	$2,832

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$11,831	$11,831	$11,831	$28,897	$(52,559)	$11,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	17,019	8,001	—	25,020
Provision for (recovery of) uncollectible accounts	—	—	4	(13)	—	(9)
Deferred income tax expense	—	—	683	3,488	—	4,171
Loss on disposition of property	—	—	58	69	—	127
Income from equity investment	(11,831)	(16,023)	(47,552)	—	75,406	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(654)	9,713	(20,225)	(11,166)
Other current assets	—	—	104	13	—	117
Accounts payable	—	4,192	(3,043)	2,884	(2,626)	1,407
Other current liabilities	(4)	—	4,870	(252)	4	4,618
Other assets and liabilities	—	—	(980)	—	—	(980)

Net cash provided by (used in) operating activities	(4)	—	(17,660)	52,800	—	35,136

Cash flows from investing activities
Capital expenditures	—	—	(2,896)	(9,239)	—	(12,135)
Dividends received from equity investment	—	—	43,565	—	(43,565)	—

Net cash provided by (used in) investing activities	—	—	40,669	(9,239)	(43,565)	(12,135)

Cash flows from financing activities
Dividends paid	—	—	—	(43,565)	43,565	—
Principal payments on long-term debt	—	—	(20,100)	—	—	(20,100)
Issuance of common units	4	—	—	—	—	4

Net cash provided by (used in) financing activities	4	—	(20,100)	(43,565)	43,565	(20,096)

Effect of exchange rate changes on cash	—	—	(46)	—	—	(46)

Net increase (decrease) in cash	—	—	2,863	(4)	—	2,859
Cash at beginning of period	—	—	8,293	6	—	8,299

Cash at end of period	$—	$—	$11,156	$2	$—	$11,158

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$8,293	$6	$—	$8,299
Accounts receivable, net of allowances	—	—	29,843	31,768	—	61,611
Accounts receivable - affiliates	43	—	22,728	22,402	(45,173)	—
Deferred tax assets	—	—	—	369	—	369
Prepaid and other current assets	—	—	5,795	489	—	6,284

Total current assets	43	—	66,659	55,034	(45,173)	76,563

Property and equipment, net	—	—	13,867	19,681	—	33,548
Capitalized software, net	—	—	55,274	12,379	—	67,653
Deferred costs, net	—	—	14,584	—	—	14,584
Goodwill	—	—	59,861	271,402	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	—	5,880	3,825	—	9,705
Trademark	—	—	327	358	—	685
Customer base, net	—	—	107,820	88,450	—	196,270
Notes receivable-affiliates	—	—	—	401,985	(401,985)	—
Investment in subsidiaries	213,733	211,748	787,536	—	(1,213,017)	—

Total assets	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,029	$—	$—	$4,029
Accounts payable - affiliates	—	—	—	45,174	(45,174)	—
Accrued payroll and related benefits	—	—	8,879	2	—	8,881
Accrued interest	—	—	14,136	—	—	14,136
Other accrued liabilities	—	—	17,093	326	—	17,419
Current portion of Term B Loan, net of discount	—	—	33,589	—	—	33,589

Total current liabilities	—	—	77,726	45,502	(45,174)	78,054

Long-term liabilities:
Deferred taxes	—	—	1,609	18,091	—	19,700
Payable to affiliate	—	—	401,984	—	(401,984)	—
Subordinated Notes, net of discount	—	—	241,037	—	—	241,037
Term B Loan, net of discount	—	—	174,749	—	—	174,749
Other long-term liabilities	—	—	2,955	—	—	2,955

Total long-term liabilities	—	—	822,334	18,091	(401,984)	438,441
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	252,367
Common Units	120,351	—	—	—	—	120,351
Common Stock	—	99	—	—	(99)	—
Preferred Stock	—	3	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	1,002,256	(1,743,534)	—
Accumulated deficit	(159,368)	(159,368)	(159,368)	(213,161)	531,897	(159,368)
Accumulated other comprehensive income	426	426	426	426	(1,278)	426

Total unitholders’ equity	213,776	211,748	211,748	789,521	(1,213,017)	213,776

Total liabilities and unitholders’ equity	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$66,485	$65,303	$—	$131,788

Costs and expenses:
Cost of operations	—	—	20,153	33,127	—	53,280
Sales and marketing	—	—	4,768	4,884	—	9,652
General and administrative	—	—	8,015	10,804	—	18,819
Provision for uncollectible accounts	—	—	345	411	—	756
Depreciation and amortization	—	—	11,312	6,957	—	18,269
Restructuring	—	—	912	929	—	1,841

	—	—	45,505	57,112	—	102,617

Operating income	—	—	20,980	8,191	—	29,171

Other income (expense), net:
Income from equity investment	(1,892)	(1,532)	26,194	—	(22,770)	—
Interest income	—	—	8,626	18,026	(26,263)	389
Interest expense	—	—	(57,331)	(24)	26,263	(31,092)

	(1,892)	(1,532)	(22,511)	18,002	(22,770)	(30,703)

Income (loss) before provision for income taxes	(1,892)	(1,532)	(1,531)	26,193	(22,770)	(1,532)
Provision for income taxes	—	360	360	9,358	(9,718)	360

Net income (loss)	(1,892)	(1,892)	(1,891)	16,835	(13,052)	(1,892)

Preferred unit dividends	(13,938)	(15,579)	—	(10,444)	26,023	(13,938)

Net income (loss) attributable to common unitholders	$(15,830)	$(17,471)	$(1,891)	$6,391	$12,971	$(15,830)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$34,601	$32,875	$—	$67,476

Costs and expenses:
Cost of operations	—	—	9,487	17,150	—	26,637
Sales and marketing	—	—	2,450	2,077	—	4,527
General and administrative	—	—	3,840	5,923	—	9,763
Provision for uncollectible accounts	—	—	162	225	—	387
Depreciation and amortization	—	—	5,743	3,536	—	9,279
Restructuring	—	—	—	—	—	—

	—	—	21,682	28,911	—	50,593

Operating income	—	—	12,919	3,964	—	16,883

Other income (expense), net:
Income from equity investment	(1,892)	(1,532)	17,211	—	(13,787)	—
Interest income	—	—	55	13,271	(13,205)	121
Interest expense	—	—	(27,079)	(24)	13,205	(13,898)

	(1,892)	(1,532)	(9,813)	13,247	(13,787)	(13,777)

Income (loss) before provision for income taxes	(1,892)	(1,532)	3,106	17,211	(13,787)	3,106

Provision for income taxes	—	360	1,819	6,046	(6,406)	1,819

Net income (loss)	(1,892)	(1,892)	1,287	11,165	(7,381)	1,287

Preferred unit dividends	(7,056)	(7,058)	—	(5,222)	12,280	(7,056)

Net income (loss) attributable to common unitholders	$(8,948)	$(8,950)	$1,287	$5,943	$4,899	$(5,769)

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,892)	$(1,892)	$(1,892)	$16,837	$(13,053)	$(1,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	18,820	6,957	—	25,777
Provision for uncollectible accounts	—	—	345	411	—	756
Deferred income tax (benefit) expense	—	—	(3,029)	3,824	—	795
Income (loss) from equity investment	1,892	1,532	(26,194)	—	22,770	—
Changes in current assets and liabilities:
Accounts receivable	—	—	(330)	3,633	(4,881)	(1,578)
Other current assets	—	—	451	494	—	945
Accounts payable	—	—	(4,419)	12,123	(4,452)	3,252
Other current liabilities	(4)	360	(549)	(3,306)	(362)	(3,861)
Other assets and liabilities	—	—	—	1,045	—	1,045

Net cash provided by (used in) operating activities	(4)	—	(16,797)	42,018	22	25,239

Cash flows from investing activities
Capital expenditures	—	—	(503)	(4,709)	—	(5,212)
Dividends received from equity investment	—	—	39,610	—	(39,610)	—

Net cash provided by (used in) investing activities	—	—	39,107	(4,709)	(39,610)	(5,212)

Cash flows from financing activities
Dividends paid	—	—	—	(39,610)	39,610	—
Retirement of long-term debt	—	—	(52,275)	—	—	(52,275)
Issuance of common units	13	—	—	—	—	13
Repurchase of common units	(9)	—	—	—	—	(9)
Capital contribution	—	—	—	22	(22)	—

Net cash provided by (used in) financing activities	4	—	(52,275)	(39,588)	39,588	(52,271)

Net decrease in cash	—	—	(29,965)	(2,279)	—	(32,244)
Cash at beginning of period	—	—	39,576	2,614	—	42,190

Cash at end of period	$—	$—	$9,611	$335	$—	$9,946

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

On July 23, 2003, Syniverse Networks, Inc. acquired Brience, Inc. (Brience) by issuing 100,000 common units of Syniverse Holdings, LLC and merging Brience with and into Syniverse Brience, LLC (Syniverse Brience), a newly formed wholly owned subsidiary of Syniverse Networks, Inc., with Syniverse Brience continuing as the surviving entity and a wholly owned subsidiary of Syniverse Networks, Inc.

At the time of the Brience merger, funds associated with GTCR Golder Rauner, LLC had a controlling interest in both Brience and Syniverse Holdings, LLC. As a result, the transaction was accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that GTCR Golder Rauner, LLC had control of both entities (February 14, 2002). For historical accounting purposes, the historical financial results of Brience have only been combined for the periods during which Syniverse Holdings, LLC and Brience were under common control of funds associated with GTCR Golder Rauner, LLC. Accordingly, our historical consolidated financial statements since February 14, 2002 include the financial results of Brience beginning on the date when funds associated with GTCR Golder Rauner, LLC had common control of both entities (February 14, 2002).

On December 19, 2003, Syniverse Technologies, Inc. acquired all the outstanding shares of Syniverse Holdings Limited (Syniverse Holdings) for $0.8 million cash and the assumption of liabilities of $1.3 million. The acquisition was accounted for using the purchase method of accounting, and hence the results of operations of Syniverse Holdings have been included since December 19, 2003.

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

•	Number Porting Services - The Telecommunications Act of 1996 mandates number portability as a means to promote competition for phone service. Number portability means that a subscriber can switch telephone service providers but retain the existing telephone number. Wireline carriers in the largest markets have offered number portability since 1998. After numerous delays and postponements, wireless carriers in the top 100 markets were required to offer wireless local number portability as of November 24, 2003. The implementation of WLNP fundamentally changed the way the wireless industry identifies phone numbers and routes calls. Additionally, porting a number from one carrier to another is an exceedingly complex process that minimally requires eleven “transactions” or exchanges of information between carriers and between carriers and the Number Portability Administration Center (NPAC). Furthermore, the method for porting a wireline number to a wireless phone is not standardized. We developed the industry’s only end-to-end, fully integrated suite of services to enable wireless carriers to meet the FCC-mandated November 2003 deadline for WLNP. Our suite of WLNP services address inter-carrier communication, communication with the NPAC and system and help desk troubleshooting that is necessary when ports fail, known as “fallout.” Our specific services include Pre-Port Validation, Inter-carrier Communication (ICC) Service Order Activation (SOA) Service Bureau, ICC Clearinghouse, Wireline-to-Wireless Porting, Fallout Management/Port Center, and Workflow Management. Similarly, we have contracts to provide the same WLNP services to other carriers to meet the May 2004 deadlines for the secondary and tertiary markets.

•	Technology Interoperability Services - We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third-party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Access Revenue Management and Message Management.

•	Call Processing Services - We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•	Other Outsourcing Services - We provide other value-added outsourcing services including a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are STREAMLINER and Fleet-On-Track.

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

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenues at the time the transactions are performed. We also provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care. Beginning in 2004, we also began recognizing amortization expense related to certain intangible assets established as part of our purchase accounting for Syniverse Holdings.

Results of Operations

The following table presents an overview of our results of operations for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2004	% of Revenues	Three Months Ended June 30, 2003	% of Revenues	2004 vs. 2003 Change
					$	%
Revenues:
Off-Network Database Query Fees	$8,065	9.5%	$8,139	12.0%	$(74)	(0.9)%
Other Network Services	34,857	41.0%	26,973	40.0%	7,884	29.2%

Total Network Services	42,922	50.5%	35,112	52.0%	7,810	22.2%

Number Porting Services	11,772	13.9%	461	0.7%	11,311	2453.6%
Technology Interoperability Services	18,309	21.5%	17,073	25.3%	1,236	7.2%
Call Processing Services	8,242	9.7%	11,147	16.5%	(2,905)	(26.1)%
Other Outsourcing Services	3,696	4.4%	3,683	5.5%	13	0.4%

Total revenues	84,941	100.0%	67,476	100.0%	17,465	25.9%

Costs and expenses:
Cost of operations	36,271	42.8%	26,637	39.4%	9,634	36.2%
Sales and marketing	5,169	6.1%	4,527	6.7%	642	14.2%
General and administrative	8,904	10.5%	9,763	14.5%	(859)	(8.8)%
Provision for (recovery of) uncollectible accounts	(257)	(0.3)%	387	0.6%	(644)	(166.4)%
Depreciation and amortization	9,891	11.6%	9,279	13.8%	612	6.6%
Restructuring	289	0.3%	—	0.0%	289	100.0%

	60,267	71.0%	50,593	75.0%	9,674	19.1%

Operating income	24,674	29.0%	16,883	25.0%	7,791	46.1%

Other income (expense), net:
Interest income	427	0.6%	121	0.2%	306	252.9%
Interest expense	(12,393)	(14.6)%	(13,898)	(20.6)%	1,505	(10.8)%

	(11,966)	(14.0)%	(13,777)	(20.4)%	1,811	(13.1)%

Income before provision for income taxes	12,708	15.0%	3,106	4.6%	9,602	309.1%
Provision for income taxes	2,088	2.5%	1,819	2.7%	269	14.8%

Net income	10,620	12.5%	1,287	1.9%	9,333	725.2%
Preferred unit dividends	(7,788)	(9.2)%	(7,056)	(10.4)%	(732)	10.4%

Net income (loss) attributable to common unitholders	$2,832	3.3%	$(5,769)	(8.5)%	$8,601	(149.1)%

	Six Months Ended June 30, 2004	% of Revenues	Six Months Ended June 30, 2003	% of Revenues	2004 vs. 2003 Change
					$	%
Revenues:
Off-Network Database Query Fees	$15,477	9.6%	$16,177	12.3%	$(700)	(4.3)%
Other Network Services	64,668	40.0%	54,353	41.2%	10,315	19.0%

Total Network Services	80,145	49.6%	70,530	53.5%	9,615	13.6%

Number Porting Services	22,903	14.2%	735	0.6%	22,168	3016.1%
Technology Interoperability Services	33,588	20.7%	31,617	23.9%	1,971	6.2%
Call Processing Services	17,554	10.9%	21,325	16.2%	(3,771)	(17.7)%
Other Outsourcing Services	7,421	4.6%	7,581	5.8%	(160)	(2.1)%

Total revenues	161,611	100.0%	131,788	100.0%	29,823	22.6%

Costs and expenses:
Cost of operations	71,426	44.2%	53,280	40.4%	18,146	34.1%
Sales and marketing	10,444	6.5%	9,652	7.3%	792	8.2%
General and administrative	17,525	10.8%	18,819	14.3%	(1,294)	(6.9)%
Provision for (recovery of) uncollectible accounts	(9)	(0.0)%	756	0.6%	(765)	(101.2)%
Depreciation and amortization	20,181	12.5%	18,269	13.9%	1,912	10.5%
Restructuring	289	0.2%	1,841	1.4%	(1,552)	(84.3)%

	119,856	74.2%	102,617	77.9%	17,239	16.8%

Operating income	41,755	25.8%	29,171	22.1%	12,584	43.1%

Other income (expense), net:
Interest income	598	0.4%	389	0.3%	209	53.7%
Interest expense	(26,324)	(16.3)%	(31,092)	(23.6)%	4,768	(15.3)%
Other, net	(6)	(0.0)%	—	0.0%	(6)	100.0%

	(25,732)	(15.9)%	(30,703)	(23.3)%	4,971	(16.2)%

Income (loss) before provision for income taxes	16,023	9.9%	(1,532)	(1.2)%	17,555	(1145.9)%
Provision for income taxes	4,192	2.6%	360	0.2%	3,832	1064.4%

Net income (loss)	11,831	7.3%	(1,892)	(1.4)%	13,723	(725.3)%
Preferred unit dividends	(15,386)	(9.5)%	(13,938)	(10.6)%	(1,448)	10.4%

Net (loss) attributable to common unitholders	$(3,555)	(2.2)%	$(15,830)	(12.0)%	$12,275	(77.5)%

Comparison of the three and six months ended June 30, 2004 and 2003

The historical financial results of Brience, from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Brience, through July 23, 2003, which is the date that we acquired Brience, are included in our financial results for the applicable periods because this acquisition was accounted for as a combination of entities under common control, similar to a pooling of interests.

Total revenues increased $17.4 million to $84.9 million for the three months ended June 30, 2004 from $67.5 million for the same period in 2003. Total revenues increased $29.8 million to $161.6 million for the six months ended June 30, 2004 from $131.8 million for the same period in 2003. The increase in revenues was primarily due to the November 24, 2003 service introduction of our WLNP products and increases in our network transport product and other SS7 services.

Network Services revenues increased $7.8 million to $42.9 million (including $8.1 million of Off-Network Database Query Fees) for the three months ended June 30, 2004 from $35.1 million (including $8.1 million of Off-Network Database Query Fees) for the same period in 2003. Network Services revenues increased $9.6 million to $80.1 million (including $15.5 million of Off-Network Database Query Fees) for the six months ended June 30, 2004 from $70.5 million (including $16.2 million of Off-Network Database Query Fees) for the same period in 2003. The increase in revenues was primarily due to increases in sales of our network transport product and other SS7 services as well as a reduction in our credit memo reserve resulting from a favorable resolution associated with a specific customer. These were offset by lower Visibility Services volumes

Number Porting Services revenues increased $11.3 million to $11.8 million for the three months ended June 30, 2004 from $0.5 million for the same period in 2003. Number Porting Services revenues increased $22.2 million to $22.9 million for the six months ended June 30, 2004 from $0.7 million for the same period in 2003. Number Porting Services includes wireless number pooling, porting and amortization of deferred implementation fees. The increase in revenues was due to the November 24, 2003 service introduction of our WLNP products.

Technology Interoperability Services revenues increased $1.2 million to $18.3 million for the three months ended June 30, 2004 from $17.1 million for the same period in 2003. Technology Interoperability Services revenues increased $2.0 million to $33.6 million for the six months ended June 30, 2004 from $31.6 million for the same period in 2003. The increase in revenues was primarily due to higher volumes from our Access and Access S&E products.

Call Processing Services revenues decreased $2.9 million to $8.2 million for the three months ended June 30, 2004 from $11.1 million for the same period in 2003. Call Processing Services revenues decreased $3.7 million to $17.6 million for the six months ended June 30, 2004 from $21.3 million for the same period in 2003. The decrease was due to the expected lifecycle migration by carriers who are moving off our call processing platform to implement SS7 connections between their own networks and their roaming partners’ networks. We expect this migration to be accelerated by the complexities associated with WLNP, which requires carriers to use more advanced technology.

Other Outsourcing Services revenues were $3.7 million for the three months ended June 30, 2004 and $3.7 million for the same period in 2003. Other Outsourcing Services revenues decreased $0.2 million to $7.4 million for the six months ended June 30, 2004 from $7.6 million for the same period in 2003. The decrease in revenues was primarily due to a customer migrating off our prepaid wireless solution.

Cost of operations increased $9.7 million to $36.3 million for the three months ended June 30, 2004 from $26.6 million for the same period in 2003. Cost of operations increased $18.1 million to $71.4 million for the six months ended June 30, 2004 from $53.3 million for the same period in 2003. The increase was primarily due to increased operational costs related to our new WLNP products.

Sales and marketing expenses increased $0.7 million to $5.2 million for the three months ended June 30, 2004 from $4.5 million for the same period in 2003. Sales and marketing expenses increased $0.7 million to $10.4 million for the six months ended June 30, 2004 from $9.7 million for the same period in 2003. The increase was due to expenses related to the Syniverse name change offset by lower headcount and employee-related expenses within the sales and marketing organization resulting from the February 2003 reductions in the workforce.

General and administrative expenses decreased $0.9 million to $8.9 million for the three months ended June 30, 2004 from $9.8 million for the same period in 2003. General and administrative expenses decreased $1.3 million to $17.5 million for the six months ended June 30, 2004 from $18.8 million for the same period in 2003. The decrease was primarily due to lower development expenses, and the February 2003 reductions in our workforce offset by the inclusion of historical Brience results.

Provision for (recovery of) uncollectible accounts decreased $0.7 million to $(0.3) million for the three months ended June 30, 2004 from $0.4 million for the same period in 2003. Provision for (recovery of) uncollectible accounts decreased $0.8 million to $0.0 million for the six months ended June 30, 2004 from $0.8 million for the same period in 2003. The decrease was due to decreases for certain accounts and decreases in the general reserve due to a lower number of customer bankruptcies.

Depreciation and amortization expenses increased $0.6 million to $9.9 million for the three months ended June 30, 2004 from $9.3 million for the same period in 2003. Depreciation and amortization expenses increased $1.9 million to $20.2 million for the six months ended June 30, 2004 from $18.3 million for the same period in 2003. The increase was due primarily to higher depreciation and amortization expenses related to our investments in WLNP and our SS7 network expansion in 2003 and $0.7 million of amortization for the remaining trademark intangible asset related to our prior name.

Restructuring expenses increased $0.3 million to $0.3 million for the three months ended June 30, 2004 from $0.0 million for the same period in 2003. Restructuring expenses decreased $1.5 million to $0.3 million for the six months ended June 30, 2004 from $1.8 million for the same period in 2003. On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings resulting in the termination of 10 employees. As a result, we incurred $0.3 million in severance related costs in April 2004. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1.8 million in severance related costs in February 2003.

Interest income increased $0.3 million to $0.4 million for the three months ended June 30, 2004 from $0.1 million for the same period in 2003. Interest income increased $0.2 million to $0.6 million for the six months ended June 30, 2004 from $0.4 million for the same period in 2003. The increase was due to higher interest collections from our customers in 2004.

Interest expense decreased $1.5 million to $12.4 million for the three months ended June 30, 2004 from $13.9 million for the same period in 2003. Interest expense decreased $4.8 million to $26.3 million for the six months ended June 30, 2004 from $31.1 million for the same period in 2003. The decrease was primarily due to a lower principal balance on the senior credit facility.

Provision for income taxes increased $0.3 million to $2.1 million for the three months ended June 30, 2004 from $1.8 million for the same period in 2003. Provision for income taxes increased $3.8 million to $4.2 million for the six months ended June 30, 2004 from $0.4 million for the same period in 2003. In 2004, our provision represents the increase in deferred tax liabilities associated with nondeductible goodwill. The increase was primarily due to the continued recognition of a significant valuation allowance against our deferred tax assets. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding goodwill. The deferred tax assets arise primarily from accumulated federal and state net operating losses of approximately $92 million and $252 million, respectively, which expire between 2006 and 2022. These losses relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if and when this deferred tax liability will be utilized, we are unable to consider the associated deferred tax liabilities of approximately $23.9 million in this analysis.

Undeclared and unpaid preferred unit dividends were $7.8 million for the three months ended June 30, 2004 and $7.1 million for the three months ended June 30, 2003. Undeclared and unpaid preferred unit dividends were $15.4 million for the six months ended June 30, 2004 and $13.9 million for the six months ended June 30, 2003. The preferred unit dividends relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Restructurings

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1.8 million in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5.8 million.

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Holdings resulting in the termination of 10 employees. As a result, we incurred $0.3 million in severance related costs in April 2004. The payments related to this restructuring were paid in April 2004. We expect this reorganization to result in reduced annual expenses of approximately $1.1 million. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

During the six months ended June 30, 2004, our operations generated $35.1 million of cash as compared to $25.2 million for the comparable period in 2003. The increase was primarily attributable to higher net income in the six months ended June 30, 2004. Cash and cash equivalents were $11.2 million at June 30, 2004 as compared to $8.3 million at December 31, 2003. This increase was due primarily to higher net income offset by an increase in working capital. Our working capital increased $5.6 million, from ($1.5) million at December 31, 2003 to $4.1 million at June 30, 2004. This increase in working capital was primarily due to the increase in our accounts receivable driven by the implementation of Number Porting Services offset by an increase in current liabilities. Capital expenditures for property and equipment, including capitalized software costs, increased from $5.2 million for the six months ended June 30, 2003 to $12.1 million for the six months ended June 30, 2004.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2004 total approximately $2.9 million based on leases in effect at June 30, 2004.

For fiscal 2004, we expect to spend approximately $20.0 million for capital expenditures, primarily for our SS7 network expansion and infrastructure to support our products. For the six months ended June 30, 2004, we spent approximately $12.1 million for capital expenditures, primarily for investment in our SS7 network.

We have significant debt service payment obligations, including interest, in future years. Total cash interest payments related to our revolving credit facility, Term B Loan and our senior notes were $46.2 million in 2003 and $21.8 million in the six months ended June 30, 2004. In the year ended December 31, 2003, we made a $37.3 million excess cash flow payment, $19.8 million in scheduled principal payment obligations on this indebtedness, and a $5.0 million prepayment on the Term B Loan. In the six months ended June 30, 2004, we made a $3.0 million excess cash flow payment and $17.1 million in scheduled principal payment obligations on this indebtedness. Our outstanding debt has principal payment schedules requiring payments over a five and seven-year period for the Term B Loan and the senior notes, respectively. The following are the combined principal payment obligations remaining on this indebtedness as of June 30, 2004: $17.2 million in 2004, $44.0 million in 2005 and $135.0 million in 2006. In addition, we are required to prepay amounts outstanding under the senior credit facility in an amount equal to 75% of the excess cash flow, as defined in the senior credit facility, for each fiscal year.

The senior credit facility contains various restrictive covenants, which we amended in September 2003. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. We are in compliance with all covenants as of June 30, 2004.

On March 11, 2004, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with our lenders (Term B Loan and Revolving Credit) signatory thereto and Lehman Commercial Paper Inc., as administrative agent for the lenders (the “Agent”). The Second Amendment was effective March 11, 2004 and amends our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Term B Loans, which will refinance, in full, all remaining outstanding Term B Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to the Term B Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans. The cost of the amendment of $0.4 million was recognized in interest expense in the six months ended June 30, 2004.

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

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the six months ended June 30, 2004 and 2003.

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

Revenue Recognition

We derive revenues from five primary categories: Network Services, Number Porting Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•	Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed. Syniverse Brience’s software revenues are generated through license fees, maintenance agreements and professional services. License fee revenues consist principally of revenue from the licensing of our software. Revenue is recognized from the software license fees on a straight-line basis over the period beginning with the completion of implementation and customer acceptance and ending with conclusion of the first maintenance period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenue on technical support and software enhancement rights is recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenue from such services is generally recognized on a straight-line basis over the same period as the software license fee.

•	Number Porting Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We defer revenues related to customer implementations, and recognize these fees on a straight-line basis over the life of the initial customer agreements. We recognize processing revenues at the time the transactions and services are performed.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers and is recognized as revenues at the time the transactions are performed. We also provide turnkey software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•	Other Outsourcing Services primarily generate revenue by charging per-subscriber fees. We recognize revenues at the time the service is performed.

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

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. Changes in this allowance are recognized as adjustments to revenue and are recorded as a direct reduction of accounts receivable. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. We also maintain a general reserve for credit memos related to billing errors or other similar items. If our billing errors or discrepancies are not resolved satisfactorily, or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required.

Impairment Losses

We review our long-lived assets, including intangibles with definite lives, for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We review goodwill at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition of Syniverse, and in the December 2003 purchase accounting for Syniverse Holdings. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, July 2003 and April 2004 restructurings. If our original estimates of the costs of restructuring change, we will need to adjust our reserve amounts.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Accruals for probable losses are recorded in accrued expenses, the allowance for doubtful accounts or the allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or as we consider settlements.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally generated information. We also made estimates related to the fair values of assets acquired from Syniverse Holdings in December 2003. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2004, we had variable rate debt of approximately $196.2 million ($190.2 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.0 million. Under the terms of the senior credit facility, at least 45% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 79% of funded debt now bears interest that is effectively fixed as to rate.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Prior to our opening of the office in the Netherlands in February 2003 and the acquisition of Syniverse Holdings in late December 2003, we conducted all of our business in U.S. dollars. These two items had an immaterial impact on our financial position and results of operations for the six months ended June 30, 2004, however, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

In addition, some of our customers are based outside of the United States. In the six months ended June 30, 2004, certain countries (primarily Venezuela) experienced instability causing these customers to have difficulty in exchanging their local currencies for U.S. dollars to satisfy their invoices due to us. As a result, we may be required to explore other techniques to protect against such issues in the future.

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

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7.3 million, based on alleged overcharging for QRS and CNAM hubbing and transport services we provided. SBC also has refused to pay us an additional $1.9 million related to these same services. We deny the claims and believe they are unfounded and intend to vigorously defend ourselves. On April 15, 2003, we filed suit against SBC Southwestern Bell and SBC Pacific Bell in Hillsborough County Circuit Court seeking monetary damages and a determination that SBC is not entitled to any sum it claims it is owed. Our lawsuit was removed to Federal Court by SBC on the grounds of diversity jurisdiction. We disputed the grounds for removal and moved to remand the action to state court. The Federal Court granted our motion to remand and the action is now pending in state court in Florida. SBC Pacific Bell also filed a motion to dismiss the Florida action on the grounds of a lack of jurisdiction, while SBC Southwestern Bell filed a motion to abate and/or transfer the Florida action based on a lawsuit SBC Southwestern Bell filed against us in Texas state court on October 6, 2003 seeking approximately $2.0 million. We retained Texas counsel to seek a stay of the Texas proceedings pending disposition of the matter in Florida. On April 20, 2004, the Texas Court granted our request and abated the Texas action. SBC Pacific Bell withdrew its motion to dismiss the Florida action. Both SBC Southwestern Bell and SBC Pacific Bell have filed an answer and counterclaim in the Florida action. On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2.1 million it claims it was over billed by Syniverse. We filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to Arbitration, as required by the contract under which it alleges it was over billed.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	None.

(b)	None.

(c)	None.

(d)	None

(e)	None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

*	Filed herewith.

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the second quarter of 2004:

*	The registrant filed a Current Report on Form 8-K on May 10, 2004, under “Item 12. Disclosure of Results of Operations and Financial Condition” reporting on Syniverse Technologies Inc.’s results for the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, LLC
(Registrant)

Date: August 12, 2004	/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Raymond L. Lawless
Raymond L. Lawless
Chief Financial Officer and Secretary
(Authorized Officer and Principal Accounting Officer)

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

*	Filed herewith.

E-1