Form 10-Q
period 2004-09-30
SYNIVERSE TECHNOLOGIES INC; SYNIVERSE HOLDINGS LLC
filed 2004-11-15
CIK 1172203, 1172638

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, there were 2,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, which are owned of record by Syniverse Holdings, Inc., a company that is owned by Syniverse Holdings, LLC.

PART 1

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$13,026	$8,299
Accounts receivable, net of allowances of $1,260 and $2,535, respectively	73,627	61,611
Deferred tax assets	439	369
Prepaid and other current assets	4,855	6,284

Total current assets	91,947	76,563

Property and equipment, net	37,077	33,548
Capitalized software, net	55,128	67,653
Deferred costs, net	12,292	14,584
Goodwill	361,440	331,263
Identifiable intangibles, net:
Customer contract, net	6,327	9,705
Trademark	—	685
Customer base, net	212,830	196,270

Total assets	$777,041	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,886	$4,029
Accrued payroll and related benefits	11,531	8,881
Accrued interest	5,239	14,136
Other accrued liabilities	22,924	17,419
Current portion of Term Note B, net of discount	1,490	33,589

Total current liabilities	48,070	78,054

Long-term liabilities:
Deferred taxes	26,045	19,700
Senior Subordinated Notes, net of discount	241,622	241,037
Term Note B, net of discount	234,101	174,749
Other long-term liabilities	2,759	2,955

Total long-term liabilities	504,527	438,441

Unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at September 30, 2004 and December 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 90,640,541 and 90,505,405 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively	120,355	120,351
Accumulated deficit	(148,559)	(159,368)
Accumulated other comprehensive income	281	426

Total unitholders’ equity	224,444	213,776

Total liabilities and unitholders’ equity	$777,041	$730,271

See Notes to Condensed Consolidated Financial Statements.

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$82,480	$69,448	$244,091	$201,236

Costs and expenses:
Cost of operations	33,557	27,108	104,983	80,388
Sales and marketing	4,615	4,007	15,059	13,659
General and administrative	10,393	9,418	27,918	28,237
Provision for (recovery of) uncollectible accounts	(21)	245	(30)	1,001
Depreciation and amortization	10,142	9,298	30,323	27,567
Restructuring	—	607	289	2,448
Impairment losses on intangible assets	8,982	—	8,982	—

	67,668	50,683	187,524	153,300

Operating income	14,812	18,765	56,567	47,936

Other income (expense), net:
Interest income	329	157	927	546
Interest expense	(13,841)	(13,433)	(40,165)	(44,525)
Other, net	(6)	(1)	(12)	(1)

	(13,518)	(13,277)	(39,250)	(43,980)

Income before provision for income taxes	1,294	5,488	17,317	3,956
Provision for income taxes	2,316	2,374	6,508	2,734

Net income (loss)	(1,022)	3,114	10,809	1,222
Preferred unit dividends	(7,983)	(7,230)	(23,369)	(21,168)

Net loss attributable to common unitholders	$(9,005)	$(4,116)	$(12,560)	$(19,946)

See Notes to Condensed Consolidated Financial Statements.

SYNIVERSE HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$10,809	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	37,420	37,213
Provision for (recovery of) uncollectible accounts	(30)	1,001
Deferred income tax expense	6,275	2,958
Gain on lease termination	—	(1,250)
Loss on disposition of property	133	—
Impairment losses on intangible assets	8,982	—
Changes in operating assets and liabilities:
Accounts receivable	(9,929)	(1,487)
Other current assets	1,303	2,541
Accounts payable	3,964	324
Other current liabilities	(4,216)	(7,636)
Other assets and liabilities	(461)	175

Net cash provided by operating activities	54,250	35,061

Cash flows from investing activities
Capital expenditures	(17,403)	(12,121)
Acquisition of IOS North America	(55,375)	—

Net cash used in investing activities	(72,778)	(12,121)

Cash flows from financing activities
Principal payments on Term Note B	(20,100)	(57,167)
Borrowings under Term Note B	44,500	—
Debt issuance costs paid	(1,102)	(1,683)
Issuance of common units	4	35
Repurchase of common units	—	(9)

Net cash provided by (used in) financing activities	23,302	(58,824)

Effect of exchange rate changes on cash	(47)	—

Net increase (decrease) in cash	4,727	(35,884)
Cash at beginning of period	8,299	42,190

Cash at end of period	$13,026	$6,306

Supplemental cash flow information
Interest paid	$42,155	$42,919
Income taxes paid	71	—
Acquisition of Brience with 100,000 common units of Syniverse LLC	—	3

See Notes to Condensed Consolidated Financial Statements.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1. Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Syniverse Holdings, LLC (the Ultimate Parent or Syniverse LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Syniverse Holdings, LLC, Syniverse Holdings, Inc. (Syniverse Inc.), Syniverse Technologies, Inc. (Syniverse), Syniverse Finance, Inc. (Syniverse Finance), Syniverse Networks, Inc. (Syniverse Networks), Syniverse Technologies, BV (Syniverse BV), Syniverse Brience, LLC (Syniverse Brience) and Syniverse Holdings Limited (Syniverse Limited). References to “the Company”, “us”, or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

As described more fully in Note 3, we acquired the wireless clearinghouse business of Electronic Data Systems Corporation (“IOS North America”), on September 30, 2004. The acquisition was accounted for using the purchase method of accounting.

We acquired Softwright Holdings Limited, now known as Syniverse Holdings Limited, on December 19, 2003. The acquisition was accounted for using the purchase method of accounting.

We merged with Brience, Inc., now known as Syniverse Brience, on July 23, 2003. Due to common control of both Syniverse LLC and Brience, Inc. since February 14, 2002 by funds associated with GTCR Golder Rauner, L.L.C. (“GTCR”), the merger was accounted for in a manner similar to a pooling of interests. Therefore, all of our historical financial statements since that 2002 date have been restated herein to include Brience, Inc.’s historical financial results.

2. Summary of Significant Accounting Policies

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three to five years. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunication carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services, and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•

Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly SS7 connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. License fee revenues consist principally of revenues from the licensing of our software and are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Queries primarily generate revenues by charging fees for access to third-party databases. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed.

Due to our billing cycles, for which some of our products lag as much as 60 days after services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted services. Historically, our estimates have correlated well with our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue.

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

Outstanding options as of September 30, 2004 and 2003 had a weighted average remaining contractual life of 8.7 and 8.9 years, respectively.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

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

	Nine Months Ended September 30,
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

Earnings Per Share

We do not present earnings per share since Syniverse LLC’s units are not publicly traded and the calculation would be meaningless.

Other Comprehensive Income

Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Accumulated other comprehensive income as of September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
Net unrealized gain on investments	$300	$426
Foreign currency translation adjustment	(19)	—

Accumulated other comprehensive income	$281	$426

Segment Information

In all periods, we operated as a single segment. In the three months ended September 30, 2004 and 2003, we derived 87.6% and 86.9%, respectively, of our revenues from customers in the United States. In the nine months ended September 30, 2004 and 2003, we derived 88.9% and 87.5%, respectively, of our revenues from customers in the United States.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

3. Acquisition of EDS Interoperator Services North America

On September 30, 2004, we acquired the wireless clearinghouse business of Electronic Data Systems Corporation (“IOS North America”) for $53,662 payable in cash including preliminary working capital adjustments (the “Purchase Price”). IOS North America offers services for voice and data providers including clearing and settlement for roaming and business intelligence reporting. We believe this acquisition expands our North American customer base and increases the scale of our business. The acquisition was financed through $44,500 of increased borrowings under our senior credit facility and available cash. In connection with the acquisition, we incurred $1,713 in acquisition related costs. The total consideration paid per the Purchase Agreement of $53,662 plus the acquisition related costs of $1,713 are collectively referred to as the “ Total Purchase Price.”

The acquisition was accounted for using the purchase method of accounting. The Total Purchase Price was allocated to the assets and liabilities based upon their fair value as of the date of the transaction. We utilized a preliminary independent third party appraisal to value the intangible assets acquired. The preliminary fair values assigned to the remaining tangible assets and liabilities were internally developed. The Total Purchase Price over the fair values assigned to the net assets has resulted in the recognition of $30,090 in goodwill, which is subject to an annual impairment review. We expect that the total amount of goodwill recorded will be deductible for tax purposes. In addition, we identified an intangible asset related IOS North America’s customer base amounting to $24,700. This intangible asset was capitalized and will be amortized over its estimated life using the straight-line method.

In connection with the IOS North America acquisition, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1,888 of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with a Purchase Business Combination.”

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Based upon management’s estimates of fair value, which is subject to change based on our final adjustments, the preliminary allocation of the Total Purchase Price is as follows:

	Amount	Estimated Life

Purchase price allocation:
Unbilled accounts receivable	$2,057	N/A
Property and equipment	235	1 - 3 years
Capitalized software	600	9 months
Goodwill	30,090	N/A
Identifiable intangibles:
Customer base	24,700	13 years*

Total assets	57,682
Accounts payable	(89)
Accrued termination benefits	(1,888)
Other accrued liabilities	(330)

Total purchase price	$55,375

*	Based on weighted average

Since the IOS North America acquisition was completed as of the close of business on September 30, 2004, the preliminary fair values have been included in the condensed consolidated balance sheet. However, none of IOS North America’s operating results have been included in the condensed consolidated statement of operations.

The unaudited selected pro forma results presented below include the effects of the acquisition as if it had been consummated beginning on January 1, 2003. Pro forma adjustments arise due to the asset revaluation and debt incurred. Because the selected pro forma consolidated financial information is based upon IOS North America’s financial position and operating results during the period when IOS North America was not under the control, influence or management of Syniverse, the unaudited selected pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2003:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2003	2004	2003	2004
Revenues	$77,056	$90,424	$226,454	$263,126
Operating income	21,930	19,480	60,585	65,913
Net income	5,437	1,028	11,604	13,601

We entered into an agreement with Electronic Data Systems Corporation (“EDS”) to provide us with certain transition services for a period of up to nine months after the acquisition date. These services include data center and infrastructure, payroll services, accounts receivable and accounts payable. EDS will charge us approximately $400 per month under this agreement.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

4. Unitholders’ Interests

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At September 30, 2004, there were 252,367.50 of Class B Preferred Units outstanding. As of September 30, 2004 and December 31, 2003, undeclared and unpaid preferred unit dividends totaled $74,902 and $51,535, respectively. These amounts are not recorded as liabilities until declared.

In the nine months ended September 30, 2004, 135,135 common units were issued for $4 to a company executive. In the nine months ended September 30, 2003, 1,045,946 common units were issued for $35 and 270,270 common units were repurchased for $9 from certain company executives.

5. Restructurings

On February 28, 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1,841 in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003.

On April 20, 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Limited resulting in the termination of 10 employees. As a result, we incurred $289 in severance related costs in April 2004. The payments related to this were completed in April 2004.

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1,888 of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In the nine months ended September 30, 2004, we had the following activity in our restructuring accruals:

	January 1, 2004 Balance	Additions	Payments	September 30, 2004 Balance
December 2003 Restructuring
Termination costs	$93	$—	$(93)	$—
April 2004 Restructuring
Termination costs	—	289	(289)	—
September 2004 Restructuring
Termination costs	—	788	—	788
Relocation costs		1,100		1,100

Total	$93	$2,177	$(382)	$1,888

6. Commitments and contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for services we provided. We deny the claims, believe they are unfounded and on April 15, 2003 filed a complaint in Hillsborough County, Florida against SBC Southwestern Bell and SBC Pacific Bell seeking a Declaratory Judgment denying their claims and seeking $1,358 they have refused to pay. On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2,122 of the $7,281 it claims it was over-billed by us. We filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed.

7. Second and Third Amendment to Credit Agreement

On March 11, 2004, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with our lenders (Term Note B and Revolving Credit). The Second Amendment amended our senior credit facility by (i) providing for the incurrence under our senior credit facility of new Additional Tranche B Term Loans, which will refinance, in full, all remaining outstanding Tranche B Term Loans and (ii) reduces the percentage of Excess Cash Flow which must be applied to prepay the loans to 75%. The Applicable Margin with respect to Additional Tranche B Term Loans is 2.5% for Base Rate Loans and 3.5% for Eurodollar Loans.

On September 30, 2004, we entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with our lenders. The Third Amendment amended our senior credit facility by (i) providing for the incurrence under the Credit Agreement of new Tranche B Term Loans, which refinanced, in full, all remaining outstanding Tranche B Term Loans, (ii) increased the amount available under the facility by $44,500 of which $44,500 was used to fund a portion of the acquisition of IOS North America, (iii) amended various financial and other covenants, and (iv) extended the quarterly installment payment obligations of the Tranche B Term Loans from a period ending December 31, 2006 to a period ending September 30, 2010. The Applicable Margin with respect to new Tranche B Term Loans has been reduced to 2.0% for Base Rate Loans and 3.0% for Eurodollar Loans.

Because the Second and Third Amendments did not result in a “substantial modification,” the third-party cost of the amendments of $1,804 was recognized as interest expense in the nine months ended September 30, 2004 in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt.” The remaining cost paid to the lenders of $1,102 was capitalized as deferred financing costs and is being amortized over the new term using the effective interest method.

8. Supplemental Consolidating Financial Information

Syniverse’s payment obligations under the senior subordinated notes are guaranteed by Syniverse LLC, Syniverse Inc., and all domestic subsidiaries of Syniverse including Syniverse Finance, Syniverse Networks, and Syniverse Brience (collectively, the Guarantors). Syniverse BV and Syniverse Limited are not guarantors and their results are included as non-guarantors as of September 30, 2004 and for the three and nine months ended September 30, 2004. As of December 31, 2003 and the three and nine months ended September 30, 2003, the results of Syniverse BV and Syniverse Limited are immaterial and are included in the results of Syniverse. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

information for Syniverse LLC (parent only), Syniverse Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of Syniverse LLC, Syniverse, Inc. and Syniverse using the equity method of accounting.

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$12,826	$65	$135	$—	$13,026
Accounts receivable, net of allowances	—	—	32,786	40,748	93	—	73,627
Accounts receivable—affiliates	48	—	50,285	22,895	—	(73,228)	—
Deferred tax assets	—	—	—	439	—	—	439
Prepaid and other current assets	—	—	4,484	300	71	—	4,855

Total current assets	48	—	100,381	64,447	299	(73,228)	91,947

Property and equipment, net	—	—	11,372	25,575	130	—	37,077
Capitalized software, net	—	—	43,392	11,514	222	—	55,128
Deferred costs, net	—	—	12,292	—	—	—	12,292
Goodwill	—	—	89,249	271,402	789	—	361,440
Identifiable intangibles, net:
Customer contract, net	—	—	3,403	2,475	449	—	6,327
Customer base, net	—	—	128,040	84,790	—	—	212,830
Notes receivable-affiliates	—	—	—	401,985	—	(401,985)	—
Investment in subsidiaries	224,396	222,412	786,122	500	—	(1,233,430)	—

Total assets	$224,444	$222,412	$1,174,251	$862,688	$1,889	$(1,708,643)	$777,041

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,861	$—	$25	$—	$6,886
Accounts payable—affiliates	—	—	—	47,862	3,455	(51,317)	—
Accrued payroll and related benefits	—	—	10,925	—	606	—	11,531
Accrued interest	—	—	27,148	—	—	(21,909)	5,239
Other accrued liabilities	—	—	22,344	375	205	—	22,924
Current portion of Term Note B, net of discount	—	—	1,490	—	—	—	1,490

Total current liabilities	—	—	68,768	48,237	4,291	(73,226)	48,070

Long-term liabilities:
Deferred taxes	—	—	2,604	23,441	—	—	26,045
Payable to affiliate	—	—	401,985	—	—	(401,985)	—
Senior Subordinated Notes, net of discount	—	—	241,622	—	—	—	241,622
Term Note B, net of discount	—	—	234,101	—	—	—	234,101
Other long-term liabilities	—	—	2,759	—	—	—	2,759

Total long—term liabilities	—	—	883,071	23,441	—	(401,985)	504,527
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	252,367
Common Units	120,355	—	—	—	—	—	120,355
Common Stock	—	100	—	—	21	(121)	—
Preferred Stock	—	2	—	—	—	(2)	—
Additional paid-in capital	—	370,588	370,690	1,002,260	2,151	(1,745,689)	—
Accumulated deficit	(148,559)	(148,559)	(148,559)	(211,550)	(4,556)	513,224	(148,559)
Accumulated other comprehensive income	281	281	281	300	(18)	(844)	281

Total unitholders’ equity	224,444	222,412	222,412	791,010	(2,402)	(1,233,432)	224,444

Total liabilities and unitholders’ equity	$224,444	$222,412	$1,174,251	$862,688	$1,889	$(1,708,643)	$777,041

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$102,107	$141,128	$885	$(29)	$244,091

Costs and expenses:
Cost of operations	—	—	32,509	71,720	754	—	104,983
Sales and marketing	—	—	5,831	8,101	1,127	—	15,059
General and administrative	—	—	9,359	16,766	1,822	(29)	27,918
Provision for (recovery of) uncollectible accounts	—	—	(67)	(25)	62	—	(30)
Depreciation and amortization	—	—	17,471	12,670	182	—	30,323
Restructuring	—	—	—	—	289	—	289
Impairment losses on intangible assets	—	—	8,982	—	—	—	8,982

	—	—	74,085	109,232	4,236	(29)	187,524

Operating income (loss)	—	—	28,022	31,896	(3,351)	—	56,567

Other income (expense), net:
Income from equity investment	10,809	17,317	68,648	—	—	(96,774)	—
Interest income	—	—	687	57,022	3	(56,785)	927
Interest expense	—	—	(79,907)	(17,028)	(15)	56,785	(40,165)
Other, net	—	—	(133)	—	121	—	(12)

	10,809	17,317	(10,705)	39,994	109	(96,774)	(39,250)

Income (loss) before provision for income taxes	10,809	17,317	17,317	71,890	(3,242)	(96,774)	17,317

Provision for income taxes	—	6,508	6,508	27,213	—	(33,721)	6,508

Net income (loss)	10,809	10,809	10,809	44,677	(3,242)	(63,053)	10,809

Preferred unit dividends	(23,369)	(23,379)	—	(17,233)	—	40,612	(23,369)

Net income (loss) attributable to common unitholders	$(12,560)	$(12,570)	$10,809	$27,444	$(3,242)	$(22,441)	$(12,560)

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$35,487	$46,648	$374	$(29)	$82,480

Costs and expenses:
Cost of operations	—	—	10,920	22,524	113	—	33,557
Sales and marketing	—	—	1,651	2,468	496	—	4,615
General and administrative	—	—	3,712	6,076	634	(29)	10,393
Provision for (recovery of) uncollectible accounts	—	—	(70)	(12)	61	—	(21)
Depreciation and amortization	—	—	5,404	4,669	69	—	10,142
Restructuring	—	—	—	—	—	—	—
Impairment losses on intangible assets	—	—	8,982	—	—		8,982

	—	—	30,599	35,725	1,373	(29)	67,668

Operating income (loss)	—	—	4,888	10,923	(999)	—	14,812

Other income (expense), net:
Income from equity investment	(1,022)	1,294	23,338	—	—	(23,610)	—
Interest income	—	—	261	13,415	1	(13,348)	329
Interest expense	—	—	(27,187)	—	(2)	13,348	(13,841)
Other, net	—	—	(6)	—	—	—	(6)

	(1,022)	1,294	(3,594)	13,415	(1)	(23,610)	(13,518)

Income (loss) before provision for income taxes	(1,022)	1,294	1,294	24,338	(1,000)	(23,610)	1,294
Provision for income taxes	—	2,316	2,316	8,558	—	(10,874)	2,316

Net income (loss)	(1,022)	(1,022)	(1,022)	15,780	(1,000)	(12,736)	(1,022)
Preferred unit dividends	(7,983)	(7,986)	—	(5,744)	—	13,730	(7,983)

Net income (loss) attributable to common unitholders	$(9,005)	$(9,008)	$(1,022)	$10,036	$(1,000)	$994	$(9,005)

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$10,809	$10,809	$10,809	$44,677	$(3,241)	$(63,054)	$10,809
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	24,568	12,670	182	—	37,420
Provision for (recovery of ) uncollectible accounts	—	—	(66)	(25)	61	—	(30)
Deferred income tax expense	—	—	995	5,280	—	—	6,275
Loss on disposition of property	—	—	64	69	—	—	133
Impairment losses on intangible assets	—	—	8,982	—	—	—	8,982
Income from equity investment	(10,809)	(17,317)	(68,619)	—	—	96,745	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(2,171)	(9,152)	94	1,300	(9,929)
Other current assets	—	—	1,260	63	(20)	—	1,303
Accounts payable	—	6,508	26,364	2,391	3,725	(35,024)	3,964
Other current liabilities	(4)	—	(3,502)	52	(795)	33	(4,216)
Other assets and liabilities	—	—	(461)	—	—	—	(461)

Net cash provided by (used in) operating activities	(4)	—	(1,777)	56,025	6	—	54,250

Cash flows from investing activities
Capital expenditures	—	—	(4,980)	(12,401)	(22)	—	(17,403)
Acquisition of IOS North America	—	—	(55,375)	—	—	—	(55,375)
Dividends received from equity investment	—	—	43,565	—	—	(43,565)	—

Net cash used in investing activities	—	—	(16,790)	(12,401)	(22)	(43,565)	(72,778)

Cash flows from financing activities
Dividends paid	—	—	—	(43,565)	—	43,565	—
Principal payments on Term Note B	—	—	(20,100)	—	—	—	(20,100)
Borrowings under Term Note B	—	—	44,500	—	—	—	44,500
Debt issuance costs paid	—	—	(1,102)	—	—	—	(1,102)
Issuance of common units	4	—	—	—	—	—	4

Net cash provided by (used in) financing activities	4	—	23,298	(43,565)	—	43,565	23,302

Effect of exchange rate changes on cash	—	—	—	—	(47)	—	(47)

Net increase (decrease) in cash	—	—	4,731	59	(63)	—	4,727
Cash at beginning of period	—	—	8,095	6	198	—	8,299

Cash at end of period	$—	$—	$12,826	$65	$135	$—	$13,026

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$8,293	$6	$—	$8,299
Accounts receivable, net of allowances	—	—	29,843	31,768	—	61,611
Accounts receivable—affiliates	43	—	22,728	22,402	(45,173)	—
Deferred tax assets	—	—	—	369	—	369
Prepaid and other current assets	—	—	5,795	489	—	6,284

Total current assets	43	—	66,659	55,034	(45,173)	76,563

Property and equipment, net	—	—	13,867	19,681	—	33,548
Capitalized software, net	—	—	55,274	12,379	—	67,653
Deferred costs, net	—	—	14,584	—	—	14,584
Goodwill	—	—	59,861	271,402	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	—	5,880	3,825	—	9,705
Trademark	—	—	327	358	—	685
Customer base, net	—	—	107,820	88,450	—	196,270
Notes receivable—affiliates	—	—	—	401,985	(401,985)	—
Investment in subsidiaries	213,733	211,748	787,536	—	(1,213,017)	—

Total assets	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,029	$—	$—	$4,029
Accounts payable—affiliates	—	—	—	45,174	(45,174)	—
Accrued payroll and related benefits	—	—	8,879	2	—	8,881
Accrued interest	—	—	14,136	—	—	14,136
Other accrued liabilities	—	—	17,093	326	—	17,419
Current portion of Term Note B, net of discount	—	—	33,589	—	—	33,589

Total current liabilities	—	—	77,726	45,502	(45,174)	78,054

Long-term liabilities:
Deferred taxes	—	—	1,609	18,091	—	19,700
Payable to affiliate	—	—	401,984	—	(401,984)	—
Senior Subordinated Notes, net of discount	—	—	241,037	—	—	241,037
Term Note B, net of discount	—	—	174,749	—	—	174,749
Other long-term liabilities	—	—	2,955	—	—	2,955

Total long-term liabilities	—	—	822,334	18,091	(401,984)	438,441
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	252,367
Common Units	120,351	—	—	—	—	120,351
Common Stock	—	100	—	—	(100)	—
Preferred Stock	—	2	—	—	(2)	—
Additional paid-in capital	—	370,588	370,690	1,002,256	(1,743,534)	—
Accumulated deficit	(159,368)	(159,368)	(159,368)	(213,161)	531,897	(159,368)
Accumulated other comprehensive income	426	426	426	426	(1,278)	426

Total unitholders’ equity	213,776	211,748	211,748	789,521	(1,213,017)	213,776

Total liabilities and unitholders’ equity	$213,776	$211,748	$1,111,808	$853,114	$(1,660,175)	$730,271

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$102,853	$98,383	$—	$201,236

Costs and expenses:
Cost of operations	—	—	30,346	50,042	—	80,388
Sales and marketing	—	—	7,817	5,842	—	13,659
General and administrative	—	—	14,255	13,982	—	28,237
Provision for uncollectible accounts	—	—	545	456	—	1,001
Depreciation and amortization	—	—	16,893	10,674	—	27,567
Restructuring	—	—	1,298	1,150	—	2,448

	—	—	71,154	82,146	—	153,300

Operating income	—	—	31,699	16,237	—	47,936

Other income (expense), net:
Income from equity investment	1,222	3,956	47,657	—	(52,835)	—
Interest income	—	—	8,715	31,442	(39,611)	546
Interest expense	—	—	(84,113)	(23)	39,611	(44,525)
	—	—	(2)	1	—	(1)

	1,222	3,956	(27,743)	31,420	(52,835)	(43,980)

Income before provision for income taxes	1,222	3,956	3,956	47,657	(52,835)	3,956
Provision for income taxes	—	2,734	2,734	17,114	(19,848)	2,734

Net income	1,222	1,222	1,222	30,543	(32,987)	1,222
Preferred unit dividends	(21,168)	(22,814)	—	(15,666)	38,480	(21,168)

Net income (loss) attributable to common unitholders	$(19,946)	$(21,592)	$1,222	$14,877	$5,493	$(19,946)

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Subsidiary Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$36,369	$33,079	$—	$69,448

Costs and expenses:
Cost of operations	—	—	10,193	16,915	—	27,108
Sales and marketing	—	—	3,049	958	—	4,007
General and administrative	—	—	6,232	3,186	—	9,418
Provision for uncollectible accounts	—	—	200	45	—	245
Depreciation and amortization	—	—	5,581	3,717	—	9,298
Restructuring	—	—	395	212	—	607

	—	—	25,650	25,033	—	50,683

Operating income	—	—	10,719	8,046	—	18,765

Other income (expense), net:
Income from equity investment	3,114	5,488	21,460	—	(30,062)	—
Interest income	—	—	90	13,415	(13,348)	157
Interest expense	—	—	(26,780)	—	13,347	(13,433)
Other, net	—	—	(1)	—	—	(1)

	3,114	5,488	(5,231)	13,415	(30,063)	(13,277)

Income before provision for income taxes	3,114	5,488	5,488	21,461	(30,063)	5,488

Provision for income taxes	—	2,374	2,374	2,446	(4,820)	2,374

Net income	3,114	3,114	3,114	19,015	(25,243)	3,114

Preferred unit dividends	(7,230)	(7,235)	—	(5,222)	12,457	(7,230)

Net income (loss) attributable to common unitholders	$(4,116)	$(4,121)	$3,114	$13,793	$(12,786)	$(4,116)

SYNIVERSE HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30 2003

	Syniverse LLC	Syniverse Inc.	Syniverse Technologies	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,222	$1,222	$1,222	$30,543	$(32,987)	$1,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	—	26,539	10,674	—	37,213
Provision for uncollectible accounts	—	—	545	456	—	1,001
Deferred income tax (benefit) expense	—	—	(4,402)	7,360	—	2,958
Income from equity investment	(1,222)	(3,956)	(47,657)	—	52,835	—
Gain on lease termination	—	—	—	(1,250)	—	(1,250)
Changes in current assets and liabilities:
Accounts receivable	—	—	3,365	(21,880)	17,028	(1,487)
Other current assets	—	—	620	1,921	—	2,541
Accounts payable	—	—	14,259	20,198	(34,133)	324
Other current liabilities	(26)	2,734	(4,580)	(3,043)	(2,721)	(7,636)
Other assets and liabilities	—	—	(1,284)	1,459	—	175

Net cash provided by (used in) operating activities	(26)	—	(11,373)	46,438	22	35,061

Cash flows from investing activities
Capital expenditures	—	—	(2,717)	(9,404)	—	(12,121)
Dividends received from equity investment	—	—	39,610	—	(39,610)	—

Net cash provided by (used in) investing activities	—	—	36,893	(9,404)	(39,610)	(12,121)

Cash flows from financing activities
Dividends paid	—	—	—	(39,610)	39,610	—
Debt issuance costs paid	—	—	(1,683)			(1,683)
Principal payments on Term Note B	—	—	(57,167)	—	—	(57,167)
Issuance of common units	35	—	—	—	—	35
Repurchase of common units	(9)	—	—	—	—	(9)
Capital contribution	—	—	—	22	(22)	—

Net cash provided by (used in) financing activities	26	—	(58,850)	(39,588)	39,588	(58,824)

Net decrease in cash	—	—	(33,330)	(2,554)	—	(35,884)
Cash at beginning of period	—	—	39,576	2,614	—	42,190

Cash at end of period	$—	$—	$6,246	$60	$—	$6,306

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company History

Our business was founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE. In early 2000, GTE combined our business with its Intelligent Network Services business to further broaden our network services offering. In June 2000, when GTE and Bell Atlantic merged to form Verizon Communications Inc., we became an indirect, wholly owned subsidiary of Verizon. In February 2002, we were acquired from Verizon by members of our senior management and an investor group led by GTCR.

Acquisitions

On July 23, 2003, we merged with Brience, Inc (Brience). The former stockholders of Brience received common units of Syniverse Holdings, LLC in connection with the merger. The principal operations of Brience at the time of the merger included the sale and servicing of its Mobile Processing Server product, an integrated software design and development environment for building mobile solutions that control formatting for wireless devices.

On December 19, 2003, we acquired Softwright Solutions Limited for $0.8 million cash and the assumption of liabilities of $1.3 million. Softwright Holdings Limited, now known as Syniverse Limited, develops software products and services for mobile operators and enterprise customers. Syniverse Limited also provides mobile number portability services throughout Europe and is the sole provider of these services in the United Kingdom.

On September 30, 2004, we acquired the wireless clearinghouse business of IOS North America from EDS for total consideration after purchase price adjustments of $53.7 million in cash. We financed the acquisition through increased borrowings under our existing credit facility and available cash. The primary services of IOS North America include wireless voice and data clearinghouse services. IOS North America’s revenues will be reported in our Technology Interoperability Services.

Basis of Presentation

At the time of our merger with Brience, investment funds controlled by GTCR controlled both Brience and us. As a result, the acquisition has been accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that the GTCR funds had control of both entities, which was February 14, 2002. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on such date.

The acquisitions of Softwright and IOS North America have been accounted for using the purchase method of accounting, and hence the results of operations for such businesses have been included since their respective dates of acquisition by us.

Prior to September 30, 2004, IOS North America operated as a business unit of EDS. As a result, the historical financial information included in this prospectus with respect to IOS North America does not necessarily reflect what its financial position and results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

Introduction

We provide an integrated suite of services that simplify wireless technology complexities by integrating disparate wireless carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. These services include:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, as well as wireless data and Wi-Fi sessions. We also provide Short Message Service (“SMS”) routing and translation services between carriers.

•	Network Services. Through our Signaling System 7 (“SS7”) network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

•	Number Portability Services. Our number portability services are used by many wireless carriers, including the top five domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three to five years in duration. Our revenues are the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunication carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average price per transaction for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly SS7 connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues is generated through software license fees, maintenance agreements and professional services. License fee revenues consist principally of revenues from the licensing of our software and are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Queries primarily generate revenues by charging fees for access to third-party databases. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30, 2003	% of Revenues	Three Months Ended September 30, 2004	% of Revenues	2003 vs. 2004 Change
					$	%
Revenues:
Technology Interoperability Services	$18,628	26.8%	$20,919	25.4%	$2,291	12.3%
Network Services	26,888	38.7%	33,086	40.1%	6,198	23.1%
Number Portability Services	465	0.7%	11,560	14.0%	11,095	2386.0%
Call Processing Services	11,311	16.3%	8,278	10.0%	(3,033)	(26.8)%
Enterprise Solutions Services	3,795	5.5%	3,508	4.3%	(287)	(7.6)%

Revenues (excluding Off-Network Database Queries)	61,087	88.0%	77,351	93.8%	16,264	26.6%
Off-Network Database Queries	8,361	12.0%	5,129	6.2%	(3,232)	(38.7)%

Total revenues	69,448	100.0%	82,480	100.0%	13,032	18.8%

Costs and expenses:
Cost of operations	27,108	39.0%	33,557	40.7%	6,449	23.8%
Sales and marketing	4,007	5.8%	4,615	5.6%	608	15.2%
General and administrative	9,418	13.6%	10,393	12.6%	975	10.4%
Provision for (recovery of) uncollectible accounts	245	0.4%	(21)	(0.0)%	(266)	(108.6)%
Depreciation and amortization	9,298	13.4%	10,142	12.3%	844	9.1%
Restructuring	607	0.9%	—	0.0%	(607)	(100.0)%
Impairment losses on intangible assets	—	0.0%	8,982	10.9%	8,982	100.0%

	50,683	73.0%	67,668	82.0%	16,985	33.5%

Operating income	18,765	27.0%	14,812	18.0%	(3,953)	(21.1)%

Other income (expense), net:
Interest income	157	0.2%	329	0.4%	172	109.6%
Interest expense	(13,433)	(19.3)%	(13,841)	(16.8)%	(408)	3.0%
Other, net	(1)	(0.0)%	(6)	(0.0)%	(5)	500.0%

	(13,277)	(19.1)%	(13,518)	(16.4)%	(241)	1.8%

Income before provision for income taxes	5,488	7.9%	1,294	1.6%	(4,194)	(76.4)%
Provision for income taxes	2,374	3.4%	2,316	2.8%	(58)	(2.4)%

Net income (loss)	3,114	4.5%	(1,022)	(1.2)%	(4,136)	(132.8)%
Preferred unit dividends	(7,230)	(10.4)%	(7,983)	(9.7)%	(753)	10.4%

Net loss attributable to common unitholders	$(4,116)	(5.9)%	$(9,005)	(10.9)%	$(4,889)	118.8%

	Nine Months Ended September 30, 2003	% of Revenues	Nine Months Ended September 30, 2004	% of Revenues	2003 vs. 2004 Change
					$	%
Revenues:
Technology Interoperability Services	$50,246	25.0%	$54,507	22.3%	$4,261	8.5%
Network Services	81,240	40.4%	97,754	40.0%	16,514	20.3%
Number Portability Services	1,200	0.6%	34,464	14.1%	33,264	2772.0%
Call Processing Services	32,636	16.2%	25,831	10.6%	(6,805)	(20.9)%
Enterprise Solutions Services	11,376	5.7%	10,929	4.6%	(447)	(3.9)%

Revenues (excluding Off-Network Database Queries)	176,698	87.8%	223,485	91.6%	46,787	26.5%
Off-Network Database Queries	24,538	12.2%	20,606	8.4%	(3,932)	(16.0)%

Total revenues	201,236	100.0%	244,091	100.0%	42,855	21.3%

Costs and expenses:
Cost of operations	80,388	39.9%	104,983	43.0%	24,595	30.6%
Sales and marketing	13,659	6.8%	15,059	6.2%	1,400	10.3%
General and administrative	28,237	14.0%	27,918	11.4%	(319)	(1.1)%
Provision for (recovery of) uncollectible accounts	1,001	0.5%	(30)	(0.0)%	(1,031)	(103.0)%
Depreciation and amortization	27,567	13.8%	30,323	12.4%	2,756	10.0%
Restructuring	2,448	1.2%	289	0.1%	(2,159)	(88.2)%
Impairment losses on intangible assets	—	0.0%	8,982	3.7%	8,982	100.0%

	153,300	76.2%	187,524	76.8%	34,224	22.3%

Operating income	47,936	23.8%	56,567	23.2%	8,631	18.0%

Other income (expense), net:
Interest income	546	0.3%	927	0.4%	381	69.8%
Interest expense	(44,525)	(22.1)%	(40,165)	(16.5)%	4,360	(9.8)%
Other, net	(1)	(0.0)%	(12)	(0.0)%	(11)	1100.0%

	(43,980)	(21.8)%	(39,250)	(16.1)%	4,730	(10.8)%

Income before provision for income taxes	3,956	2.0%	17,317	7.1%	13,361	337.7%
Provision for income taxes	2,734	1.4%	6,508	2.7%	3,774	138.0%

Net income	1,222	0.6%	10,809	4.4%	9,587	784.5%
Preferred unit dividends	(21,168)	(10.5)%	(23,369)	(9.6)%	(2,201)	10.4%

Net loss attributable to common unitholders	$(19,946)	(9.9)%	$(12,560)	(5.1)%	$7,386	(37.0)%

Comparison of the three and nine months ended September 30, 2003 and 2004

Revenues

Total revenues increased $13.1 million to $82.5 million for the three months ended September 30, 2004 from $69.4 million for the same period in 2003. Total revenues increased $42.9 million to $244.1 million for the nine months ended September 30, 2004 from $201.2 million for the same period in 2003. Excluding Off-Network Database Query Fees, total revenues increased $46.8 million in 2004. The increase in revenues was primarily due to the introduction of our number portability services solution and strong volume growth in Technology Interoperability Services and Network Services offset in part by decreases in Call Processing and Enterprise Solutions Services revenues.

Technology Interoperability Services revenues increased $2.3 million to $20.9 million for the three months ended September 30, 2004 from $18.6 million for the same period in 2003. Technology Interoperability Services revenues increased $4.3 million to $54.5 million for the nine months ended September 30, 2004 from $50.2 million for the same period in 2003. The increase in revenues was primarily due to organic volume growth in our wireless clearinghouse services, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment.

Network Services revenues increased $6.2 million to $33.1 million for the three months ended September 30, 2004 from $26.9 million for the same period in 2003. Network Services revenues increased $16.6 million to $97.8 million for the nine months ended September 30, 2004 from $81.2 million for the same period in 2003. The increase in revenues was primarily due to strong volume growth in our Global System for Mobile Communication (“GSM”) transport and intelligent network database services, partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy for certain of our services and a competitive pricing environment. In addition, one of our CLEC SS7 customers announced that they intend to move to an in-house solution over the next two years.

Number Portability Services revenues increased $11.1 million to $11.6 million for the three months ended September 30, 2004 from $0.5 million for the same period in 2003. Number Portability Services revenues increased $33.3 million to $34.5 million for the nine months ended September 30, 2004 from $1.2 million for the same period in 2003. The increase in revenues was due to the November 24, 2003 introduction of our number portability services solution to carriers serving the top 100 Metropolitan Service Area markets in the United States and the subsequent introduction of number portability services to carriers serving the remaining Metropolitan Service Areas in the United States beginning on May 24, 2004.

Call Processing Services revenues decreased $3.0 million to $8.3 million for the three months ended September 30, 2004 from $11.3 million for the same period in 2003. Call Processing Services revenues decreased $6.8 million to $25.8 million for the nine months ended September 30, 2004 from $32.6 million for the same period in 2003. The decline in call processing revenues was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective and SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues decreased $0.3 million to $3.5 million for the three months ended September 30, 2004 from $3.8 million for the same period in 2003. Enterprise Solutions Services revenues decreased $0.5 million to $10.9 million for the nine months ended September 30, 2004 from $11.4 million for the same period in 2003. The decrease in revenues was primarily due to the discontinuation of our prepaid wireless solution.

Off-Network Database Queries revenues decreased $3.3 million to $5.1 million for the three months ended September 30, 2004 from $8.4 million for the same period in 2003. Off-Network Database Queries revenues decreased $3.9 million to $20.6 million for the nine months ended September 30, 2004 from $24.5 million for the same period in 2003. The decrease in revenues was primarily driven by customers moving to direct access and billing arrangements with third-party intelligent network database providers. We pass off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations increased $6.4 million to $33.6 million for the three months ended September 30, 2004 from $27.1 million for the same period in 2003. Cost of operations increased $24.6 million to $105.0 million for the nine months ended September 30, 2004 from $80.4 million for the same period in 2003. As a percentage of sales, cost of operations increased from 39.9% to 43.0%. The increase was primarily due to the increased operational costs related to our new wireless number portability services.

Sales and marketing expenses increased $0.6 million to $4.6 million for the three months ended September 30, 2004 from $4.0 million for the same period in 2003. Sales and marketing expenses increased $1.4 million to $15.1 million for the nine months ended September 30, 2004 from $13.7 million for the same period in 2003. The increase was primarily due to approximately $1.0 million of expenses related to the Syniverse name change and $0.2 million in costs associated with our international expansion.

General and administrative expenses increased $1.0 million to $10.4 million for the three months ended September 30, 2004 from $9.4 million for the same period in 2003. General and administrative expenses decreased $0.3 million to $27.9 million for the nine months ended September 30, 2004 from $28.2 million for the same period in 2003. The decrease was primarily due to lower development expenses. Offsetting this decrease, was a $0.8 million in costs associated with our international expansion efforts and $0.8 million in costs associated with potential acquisitions that were not consummated.

Provision for (recovery of) uncollectible accounts decreased $0.2 million to $0.0 million for the three months ended September 30, 2004 from $0.2 million for the same period in 2003. Provision for (recovery of) uncollectible accounts decreased $1.0 million to $0.0 for the nine months ended September 30, 2004 from $1.0 million for the same period in 2003. The decrease was due to reductions in the allowance due to fewer customer bankruptcies and collection of previously delinquent balances.

Depreciation and amortization expenses increased $0.8 million to $10.1 million for the three months ended September 30, 2004 from $9.3 million for the same period in 2003. Depreciation and amortization expenses increased $2.7 million to $30.3 million for the nine months ended September 30, 2004 from $27.6 million for the same period in 2003. The increase was due primarily to higher depreciation and amortization expenses incurred in connection with our capital expenditures related to wireless local number portability and our SS7 network expansion in 2003, and $0.7 million of amortization for the remaining trademark intangible asset related to our prior corporate name. Included in our depreciation and amortization expenses for the nine months ended 2004 and 2003 is approximately $18.6 million and $18.2 million, respectively, in amortization related to intangible assets recorded in purchase accounting due to our February 2002 acquisition from Verizon and from our December 2003 acquisition of Syniverse Limited.

Restructuring expenses decreased $0.6 million to $0.0 million for the three months ended September 30, 2004 from $0.6 million for the same period in 2003. Restructuring expenses decreased $2.1 million to $0.3 million for the nine months ended September 30, 2004 from $2.4 million for the same period in 2003. In April 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Limited resulting in the termination of ten employees. As a result, we incurred $0.3 million in severance related costs in April 2004. In February 2003, we completed another restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1.8 million in severance related costs in February 2003. In July 2003, we also completed a restructuring resulting in the termination of five former Brience employees. As a result, we incurred $0.6 million in severance related costs.

Impairment losses on intangible assets were $9.0 million for the nine months ended September 30, 2004. The impairment losses are related to the capitalized software associated with our call processing platforms to be discontinued and the discontinuation of a carrier’s use of our access billing services. There were no impairment losses on intangible assets for the nine months ended September 30, 2003.

Interest income increased $0.1 million to $0.3 million for the three months ended September 30, 2004 from $0.2 million for the same period in 2003. Interest income increased $0.4 million to $0.9 million for the nine months ended September 30, 2004 from $0.5 million for the same period in 2003. The increase was due to higher service charges from our customers on past due accounts receivable in 2004, which we recognized on a cash basis.

Interest expense increased $0.4 million to $13.8 million for the three months ended September 30, 2004 from $13.4 million for the same period in 2003. Interest expense decreased $4.3 million to $40.2 million for the nine months ended September 30, 2004 from $44.5 million for the same period in 2003. The decrease was primarily due to a lower principal balance on our senior credit facility. This decrease was offset by $1.4 million of third-party costs incurred in the third quarter of 2004 associated with the September 30, 2004 amendment to our senior credit facility.

Provision for income taxes decreased $0.1 million to $2.3 million for the three months ended September 30, 2004 from $2.4 million for the same period in 2003. Provision for income taxes increased $3.8 million to $6.5 million for the nine months ended September 30, 2004 from $2.7 million for the same period in 2003. In 2004, our provision represents the increase in deferred tax liabilities associated with nondeductible goodwill. The increase was primarily due to the continued recognition of a significant valuation allowance against our deferred tax assets. Primarily as a result of our impairment loss in the fourth quarter of 2003, we have concluded that it is appropriate to establish a valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill. The deferred tax assets arise primarily from federal net operating losses which expire between 2006 and 2023. These losses relate primarily to Brience’s operations in periods prior to February 14, 2002. In addition, because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will be utilized, we are unable to consider the associated deferred tax liabilities.

Preferred unit dividends were $8.0 million for the three months ended September 30, 2004 and $7.2 million for the three months ended September 30, 2003. Preferred unit dividends were $23.4 million for the nine months ended September 30, 2004 and $21.2 million for the nine months ended September 30, 2003. The undeclared and unpaid preferred unit dividends relate to the 10% preferred yield on Syniverse Holding, LLC’s Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Restructurings

In February 2003, we completed a restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we incurred $1.8 million in severance related costs in February 2003. The payments related to this restructuring were completed in November 2003.

In April 2004, we completed a restructuring plan in connection with our acquisition of Syniverse Limited resulting in the termination of 10 employees. As a result, we incurred $0.3 million in severance related costs in April 2004. The payments related to this restructuring were paid in April 2004. We expect this reorganization to result in reduced annual expenses of approximately $1.1 million.

In connection with the IOS North America acquisition on September 30, 2004, we began to formulate a restructuring plan, which consisted primarily of the relocation of key IOS North America employees and the elimination of redundant positions. As a result of this plan, we recognized $1.9 million of employee relocation and termination benefits as liabilities in the purchase accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 (EITF 95-3), “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Liquidity and Capital Resources

Cash Flow Information

During the nine months ended September 30, 2004, our operations generated $54.3 million of cash as compared to $35.1 million for the comparable period in 2003. The increase was primarily attributable to higher net income in the nine months ended September 30, 2004. Cash and cash equivalents were $13.0 million at September 30, 2004 as compared to $8.3 million at December 31, 2003. This increase was due primarily to higher net income and lower debt service requirements. Our working capital increased $45.3 million, to $43.8 million at September 30, 2004 from a negative $1.5 million at December 31, 2003. This increase in working capital was primarily due to the increase in our accounts receivable driven by the implementation of our Number Portability Services solution and a decrease in our current liabilities due to lower current maturities as a result of the third amendment of our senior credit facility. Capital expenditures for property and equipment, including capitalized software costs, increased to $17.4 million for the nine months ended September 30, 2004 from $12.1 million for the nine months ended September 30, 2003.

For fiscal 2003, we spent approximately $18.3 million for capital expenditures, primarily for investment in Wireless Local Number Portability and our SS7 network expansion. For the nine months ended September 30, 2004, we spent approximately $17.4 million for capital expenditures, primarily for investment in our SS7 network. For 2004 as a whole, we expect to spend approximately $23.0 million for capital expenditures, primarily for our SS7 network expansion and infrastructure to support our products. We expect capital expenditures in 2005 to be similar to historical levels.

Debt and Credit Facilities

Senior Credit Facility

In February 2002, we entered into our senior credit facility, which provides for aggregate borrowings of up to $328.3 million. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a Term Note B facility of $293.3 million in term loans. The revolving line of credit and the Term Note B facility each bear interest at variable rates either on a LIBOR or an alternative base rate option.

In May 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments are made against the revolving credit facility as needed.

On September 25, 2003, we amended our senior credit facility to: (i) increase the maximum consolidated leverage and consolidated senior debt ratios; (ii) reduce the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond and (iii) reduce the minimum consolidated fixed charge coverage ratio. In addition, the amendment increased the permitted level of capital expenditures for fiscal years 2004 and 2005 and clarified that the operations of Brience for periods prior to its acquisition would not be included in the covenant calculation.

On March 11, 2004, we further amended our senior credit facility to: (i) provide for the incurrence under our existing credit facility of new additional tranche B term loans, which refinanced, in full, all remaining outstanding tranche B term loans and (ii) reduce the percentage of excess cash flow which must be applied to prepay the loans to 75%. The applicable margin with respect to additional tranche B term loans was reduced to 2.5% for base rate loans and 3.5% for eurodollar loans.

On September 30, 2004, we further amended our senior credit facility to: (i) provide for the incurrence of new tranche B term loans, which refinanced, in full, all remaining outstanding tranche B term loans; (ii) increase the amount available under our existing credit facility by $44.5 million with borrowings of $44.5 million to fund a portion of the acquisition of all the assets of IOS North America; (iii) amend various financial and other covenants and (iv) extend the quarterly installment payment obligations of the tranche B term loans from a period ending December 31, 2006 to a period ending September 30, 2010. The applicable margin with respect to new tranche B term loans has been reduced to 2.0% for base rate loans and 3.0% for eurodollar loans.

As of September 30, 2004, we had an aggregate face amount of $240.7 million of outstanding indebtedness under our senior credit facility representing the Term Note B facility, which bear interest at a variable rate (based on 4.8% weighted average interest rate at September 30, 2004) and has a final maturity of September 30, 2010.

As of September 30, 2004, there was $35.0 million available under the revolving credit facility, which has a final maturity of December 31, 2006.

Our senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including our 12 3/4% senior subordinated notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, our existing credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to our 12 3/4% senior subordinated notes if we fail to perform our obligations under, or fail to meet the conditions of, our existing credit facility or if payment creates a default under our existing credit facility. We believe we are in compliance with all of the covenants contained in our existing credit facility as of September 30, 2004.

Senior Subordinated Notes

The indenture governing our senior subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the existing credit facility also contains various covenants which limit our discretion in the operation of our businesses. As of September 30, 2004, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes. As of September 30, 2004, we had approximately $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes outstanding, which bear interest at a rate of 12 3/4% per annum and have a final maturity on February 1, 2009.

We have significant debt service payment obligations, including interest, in future years. Total cash interest payments related to our revolving credit facility, Term Note B facility and our senior subordinated notes were $42.2 million for the nine months ended September 30, 2004. Our outstanding debt has principal payment schedules requiring payments over a remaining term of six years for our Term Note B facility and a seven-year period for our senior subordinated notes. The following are the combined principal payment obligations on this indebtedness: $0.6 million in 2004, $2.4 million each year from 2005 to 2008 for a total of $9.6 million, $58.9 million in 2009 and $171.6 million in 2010. In addition, we are required to prepay amounts outstanding under our existing credit facility in an amount equal to 75% of the excess cash flow, as defined in our existing credit facility, for each fiscal year.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our existing credit facility, our senior subordinated notes and our new credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the nine months ended September 30, 2004 and 2003.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued an exposure draft of Statement No. 123-R, “Share Based Payment, an amendment of FASB Statements No. 123 and 95.” This change in accounting would replace existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. This proposal would have no impact on our fiscal year 2004 financial statements; however it will affect our financial statements beginning in fiscal year 2005, if adopted. Under the Board’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award payments would generally be measured at fair value at the grant date.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We derive revenues from five primary categories: Technology Interoperability Services, Network Services, Number Portability Services, Call Processing Services and Enterprise Solutions Services. The revenue recognition policy for each of these areas is described under “Revenues” above.

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

Impairment Losses

We review our long-lived assets, including intangibles with definite lives, for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We review goodwill at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. For example, in 2003 we recorded an impairment charge of $51.0 million to reflect the impairment of the trademark value associated with our previous corporate name. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

We have made estimate of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We will review these estimates until fully paid. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, July 2003, December 2003, April 2004 and September 2004 restructurings. Additionally, we accrued amounts in September 2004 in connection with our acquisition of IOS North America. If our original estimates of the costs of restructuring change, we will need to adjust our reserve amounts.

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

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally generated information. We also made estimates related to the fair values of assets acquired from Syniverse Limited in December 2003 and IOS North America in September 2004. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

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

Off Balance Sheet Arrangements

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our existing credit facility and expect to be similarly exposed on our new credit facility. Our existing credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2003 and September 30, 2004, we had variable rate debt of approximately $216.3 million ($208.3 million net of discount) and $240.7 million ($235.6 million, net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.4 million. Under the terms of our existing credit facility at least 45% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our existing credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 72% of funded debt now bears interest that is effectively fixed as to rate.

Foreign Currency Market Risk

We are exposed to foreign currency risk in certain circumstances. Certain of our international clients currently pay us in Euros and pounds sterling. Foreign currency fluctuations had an immaterial impact on our financial position and results of operations for the nine months ended September 30, 2004. However, this could change in future periods. At this time, we have not entered into any arrangements to hedge our risks from foreign currency.

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

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2004, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

The most significant of these claims, in terms of dollars sought, is described below.

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7.3 million, based on alleged overcharging for services we provided. We deny the claims, believe they are unfounded and on April 15, 2003 filed a complaint in Hillsborough County, Florida against SBC Southwestern Bell and SBC Pacific Bell seeking a Declaratory Judgment denying their claims and seeking $1.4 million they have refused to pay. On June 28, 2004, SBC Ameritech filed a Demand for Arbitration in Chicago seeking $2.1 of the $7.3 million it claims it was over-billed by us. We filed a motion to dismiss/abate the Demand based on SBC Ameritech’s failure to engage in mediation prior to arbitration, as required by the contract under which it alleges it was over-billed.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (1)

3.2	Bylaws of Syniverse Holdings, Inc. (1)

10.1

Credit Agreement, dated February 14, 2002, among Syniverse Holdings, Inc., Syniverse Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.2

Guarantee and Collateral Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.3	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and Lehman Brothers Inc.(1)

10.4

Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks, Inc., Syniverse Finance, Inc. and The Bank of New York, as trustee.(1)

10.5	Notation of Guarantee, dated February 14, 2002, among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc. and Syniverse Finance, Inc. (1)

10.6

Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Networks Inc., Syniverse Finance, Inc. and Lehman Brothers Inc.(1)

10.7	Form of Rule 144A Global Note.(1)

10.8	Form of Regulation S Global Note.(1)

10.9	Form of Exchange Note.(1)

10.10	Intellectual Property Security Agreement, dated February 14, 2002, between Syniverse Technologies Inc. and Lehman Commercial Paper Inc., as administrative agent.(1)

10.11	Guaranty of Wireless Revenues, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc.(1)

10.12

Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.(1) as amended by that certain Amendment to Senior Management Agreement, dated April 1, 2003, by and among Syniverse Holdings, LLC, Syniverse Technologies Inc. and G. Edward Evans (3).

10.13	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.(1)

10.14	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael O’Brien.(1)

10.15	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.(1)

10.16	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.(1)

10.17	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.(1)

Exhibit No.	Description

10.18	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.(1)

10.19	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.(1)

10.20	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.(1)

10.21	Senior Management Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.(1)

10.22	Consulting Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.(1)

10.23

Securityholders Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.24	Unit Purchase Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.(1)

10.25	Stock Purchase Agreement, dated February 14, 2002, by and between Syniverse Holdings, Inc. and Syniverse Holdings, LLC.(1)

10.26	Purchase Agreement, dated February 14, 2002, between Syniverse Holdings, LLC and Snowlake Investment Pte Ltd.(1)

10.27	Co-Interest Purchase Agreement, dated February 14, 2002, between Syniverse Holdings, LLC and Project Networks Partners LLC.(1)

10.28	Purchase Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.(1)

10.29	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.(1)

10.30	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and Syniverse Technologies, Inc.(1)

10.31

Registration Agreement, dated February 14, 2002, among Syniverse Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.32

Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and Syniverse Holdings, LLC.(1)

10.33	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and Syniverse Technologies, Inc.(1)

10.34	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and Syniverse Technologies, Inc.(1)

10.35	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Syniverse Technologies Inc. and Syniverse Holdings, Inc.(1)

Exhibit No.	Description

10.36	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and Syniverse Technologies, Inc.(1)

10.37	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and Syniverse Technologies, Inc.(1)

10.38	Syniverse Holdings, Inc. Founders’ Stock Option Plan.(1)

10.39	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.(1)

10.40	Form of Nonqualified Stock Option Agreement for Non-Management.(1)

10.41	Syniverse Holdings, Inc. Non-employee Directors Stock Option Plan. (3)

10.42	Form of Nonqualified Stock Option Agreement for Non-employee Directors. (3)

10.43	Senior Management Agreement, dated June 3, 2002 among Syniverse Holdings, LLC, Syniverse Technologies Inc. and Charles A. Drexler. (3)

10.44	Senior Management Agreement, dated February 14, 2003, among Syniverse Holdings, LLC, Syniverse Technologies Inc. and Linda Hermansen. (4).

10.45	Senior Management Agreement, dated February 14, 2003, among Syniverse Holdings, LLC, Syniverse Technologies Inc. and Gilbert Mosher. (4)

10.46	Senior Management Agreement, dated May 14, 2003, among Syniverse Holdings, LLC, Syniverse Technologies Inc. and Eugene Bergen Henegouwen.(2)

10.47	Senior Management Agreement, dated August 14, 2003, 2003, among Syniverse Holdings, LLC, TSI Telecommunication Services Inc, and Paul Corrao.(2)

10.48	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc. (5)

10.49	Agreement and Plan of Merger, dated as of July 15, 2003, by and among Syniverse Networks Inc., Syniverse Brience, LLC, Brience, Inc., and the Seller Parties named therein. (6)

10.50	Exchange Agreement, dates as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities”. (6)

10.51	Contribution Agreement, dates as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and Syniverse Holdings, LLC. (6)

* 14.1	Code of Ethics of Syniverse Technologies, Inc.

* 31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

* 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

* 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

*	Filed herewith.
(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).

(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 333-88168-1)
(3)	Incorporated by reference to Syniverse Holdings, LLC, Syniverse Technologies, Inc., Syniverse Holdings, Inc., Syniverse Networks, Inc. and Syniverse Finance, Inc.’s Registration Statement on Form S-1 (Registration No. 333-88168).
(4)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-88168-1)
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 25, 2003 (File No. 333-88168-1)
(6)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 33-88168-1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, LLC
(Registrant)

Date: November 15, 2004	/s/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)