Form 10-K/A
period 2003-12-31
SYNIVERSE TECHNOLOGIES INC
filed 2005-09-23
CIK 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 333-88168

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 23, 2005, there were 1,000 shares of Syniverse Technologies, Inc.’s no par value common stock outstanding, which are owned of record by Syniverse Holdings, Inc.

EXPLANATORY NOTE

This Amendment No. 1 to annual report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the annual report on Form 10-K of Syniverse Technologies, Inc. and Syniverse Holdings, LLC for the fiscal year ended December 31, 2003, which was originally filed on March 26, 2004 (“Original Form 10-K”). This Form 10-K/A is being filed in response to comments that the Staff of the Securities and Exchange Commission made to the Registration Statement on Form S-1 of Syniverse Holdings, Inc. (the “Registration Statement”), the parent company of Syniverse Technologies, Inc. This Amendment No. 1 amends certain sections of the Original Form 10-K to conform those sections to corresponding disclosures made in the Registration Statement. Syniverse Holdings, LLC dissolved and filed a Form 15 with the Securities and Exchange Commission in February 2005. As a result, this Amendment No. 1 is being filed only by Syniverse Technologies, Inc.

Except as otherwise expressly stated, the information in this Amendment No. 1 is as of March 26, 2004, the date on which the Original Form 10-K was filed, and this Amendment No. 1 does not purport to provide an update or discussion of any developments subsequent to the original filing date.

SYNIVERSE TECHNOLOGIES, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

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

•	Technology Interoperability Services. We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing, short message service (SMS), and multi-media messaging (MMS) transactions across substantially all network, signaling, billing and messaging standards.

•	Call Processing Services. We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard.

•	Enterprise Solutions. We provide other value-added outsourcing services including a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization, and outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts.

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

Our top ten customers accounted for approximately 56.3% of our revenues for the year ended December 31, 2003. Verizon Communications, Verizon Wireless and their affiliates, which collectively is our largest customer, accounted for approximately 23.2% and 30.9% of our revenues for the years ended December 31, 2003 and 2002, respectively. The percentage of our revenues derived from customers outside the United States was 12.2% and 9.5% for the same periods, respectively.

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

Enterprise Solutions

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

•	SS7 Database Access—Our SS7 network services provide database access for intelligent network services such as local number portability, wireless local number portability, line information database service, toll-free service and Caller ID.

•	Local Number Portability (LNP)—Local number portability allows a wireline telephone subscriber to switch local service providers while keeping the same telephone number. We manage interactions with number portability databases and provide database queries on a per-call basis, thereby allowing carriers to deploy local number portability without the high cost of building their own infrastructure. In 1996, the FCC mandated that incumbent local exchange carriers implement wireline number portability in all major U.S. markets beginning in 1999.

•	Line Information Database (LIDB) Access and Transport—We provide access to line information databases which are developed and maintained by telecommunication carriers that provide subscriber information necessary to provide enhanced services such as validating telephone numbers and billing information. The SS7 network then determines the appropriate database to validate the card number, routes the information to the switch that analyzes the response and determines how to treat the call.

•	Toll-Free Database Access and Transport—Our SS7 network provides access to a database of all toll-free numbers in the United States to provide effective call routing by returning the response to our customer for call routing.

•	Caller Name Database—We develop and maintain calling name database access, allowing carriers to query many regional Bell operating companies and major independent telephone carriers and reduce the “name not available” messages that customers receive. We also manage and operate a database for storage of incumbent local exchange carrier, competitive local exchange carrier and wireless calling name records.

•	Inpack—Inpack is a suite of services that enables subscribers to have seamless access to their home carriers’ GPRS network while roaming both nationally and internationally. Inpack is a GRX offering for GPRS and serves as a virtual private network, or VPN, for other emerging services, such as signaling solutions, billing, clearing and settlement services. The service offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers.

•	CCNS—Our Cellular Carrier Network Services, or CCNS, provide network circuits that interconnect carriers’ cell sites or switches to other switches or network elements across local access transport areas, or LATA, or state boundaries. These circuits can be used for transmitting high-speed data, voice or video.

•	Mobile Processing Server—an integrated software design and development environment for building mobile solutions that provides a compelling user experience across multiple device form factors ranging from cell phones to PDAs.

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

•	Pre-Port Validation—reduces fallout and improves customer service by validating and obtaining certain information prior to submitting a port request to a trading partner.

•	Inter-carrier Communications (ICC) Service Order Activation (SOA) Service Bureau—streamlines the ordering and communication process to the regional NPACs and provides the inter-carrier communications required to exchange a subscriber’s service order information with another carrier before the number can be ported.

•	Inter-carrier Communications (ICC) Clearinghouse—provides a simple way for carriers who have already invested in a service order activation (SOA) application to reach multiple porting partners with a single connection to us. Rather than maintaining dedicated circuits to multiple porting partners, a single connection to our clearinghouse provides a way to exchange porting requests and responses with trading partners.

•	Wireline-to-Wireless Porting—enables wireless carriers to exchange porting messages with wireline carriers by submitting wireless porting requests and wireless porting request responses to us for conversion to appropriate formatting and delivery to wireline carriers.

•	Fallout Management/Port Center—provides troubleshooting and help desk services by knowledgeable, dedicated WLNP customer service representatives to restore normal porting message flow through when an error occurs. Processes SOA and ICC system-generated errors, network connectivity related errors, information errors and other WLNP-related problems requiring manual interaction between a carrier and its trading partners or the NPAC.

•	Workflow Management—organizes, prioritizes, routes, logs and reports required WLNP errors and transactions. This service includes the provision of an automated workflow management tool to support a carrier’s port center operations.

•	LRN Query Service—enables carriers to query a number portability database to determine if a dialed number has been ported in order to route calls in a ported environment. Our LRN Query service provides access to all U.S. regional NPAC databases. If the number has been ported, the service determines how to route the call to the new carrier.

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

Enterprise Solutions

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

•	Network Services. Our competitors for SS7 network connectivity and intelligent network services include VeriSign, Southern New England Telephone (SNET), Transaction Network Services (TNS) and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our Inpack packet data network service competes with a variety of carriers including Sonera and Cable & Wireless in the U.S. and also Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•	Number Porting Services. Our primary competitors in the United States for WLNP services are VeriSign, NeuStar and Telcordia and to a lesser degree, Evolving Systems. In Europe, Ernst & Young Cap Gemini and Accenture as well as several other companies offer mobile number portability solutions, however the standard mobile number portability processes in Europe are not centralized or automated on the scale of our WLNP systems and processes.

•	Technology Interoperability Services. Our primary competitors in the U.S. technology interoperability market are EDS and VeriSign. Internationally, our ACCESS and ACCESS S&E services compete with EDS, MACH and Dan Net. In the wireline clearinghouse services marketplace, we encounter Communications Data Group (CDG), INTEC Telecom Systems/CHA Systems, Aptis/EUR Data Center and Daleen Technologies. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•	Call Processing Services. Our call processing services primarily compete with turnkey products from vendors such as Logica and HNC Software/Systems Link. Internationally, we compete primarily with turnkey product vendors such as Logica. Our subscriber verification and key management services compete with CMG Telecommunication Inc., DSC Communications, HNC Software/SystemsLink and others. Our wireless fraud prevention solutions compete primarily with carrier-deployed software solutions from Bassett Telecom Solutions, HNC Software/SystemsLink, Compaq, Dynamics Research Corp (DRC), ECTel, Lightbridge/Corsair and others. Also, certain carriers may choose to deploy in-house call processing and fraud detection and prevention solutions.

•	Enterprise Solutions. We compete with Boston Communications Group, Lightbridge/Corsair, HNC Software/SystemsLink and others in the provisioning of prepaid wireless account management services. Certain wireless carriers have developed their own services rather than utilize our STREAMLINER service.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our no par value common stock, which is owned of record by Syniverse Holdings, Inc., (“Syniverse Inc.”) a company which is wholly owned by Syniverse Holdings, LLC (“Syniverse LLC”). Likewise, there is currently no established public trading market for Syniverse LLC securities.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain of our historical financial data for the most recent five years. We have derived the selected historical consolidated financial data as of December 31, 2002 and 2003 and for the years ended December 31, 2001 and 2003, the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data as of February 13, 2002 was derived from an unaudited balance sheet as of that date not included in this filing. The selected historical financial data set forth below is not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

As a result of applying the required purchase accounting rules to our acquisition from Verizon on February 14, 2002, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date.

The term “successor” refers to Syniverse Holdings, Inc. following our acquisition from Verizon on February 14, 2002. The historical financial results of Brience, from February 14, 2002, which is the date that GTCR Fund VII, L.P. and its affiliates possessed common control of us and Brience, through July 23, 2003, which is the date that we merged with Brience, are included in the financial results of the successor because this acquisition is accounted for as a combination of entities under common control, similar to a pooling of interests. The portion of historical results attributed to the common stock ownership of Syniverse Networks, Inc., which Syniverse Holdings, LLC owned between February 14, 2002 and January 17, 2005 when Syniverse Holdings,

LLC contributed these shares of Syniverse Networks, Inc. to Syniverse Holdings, Inc., have been included in the financial results of the successor because this acquisition is also accounted for as a combination of entities under common control, similar to a pooling of interests.

The term “predecessor” refers to Syniverse Technologies, Inc. prior to our acquisition on February 14, 2002.

	Predecessor				Successor
	Year Ended December 31,			Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
	(in thousands except per share amounts)				(in thousands except per share amounts)
Statements of Operations Data:
Revenues
Technology Interoperability	$59,959	$68,923	$82,312	$8,464	$70,215	$66,536
Network Services	65,158	79,760	105,369	14,103	99,647	111,845
Call Processing Services	72,138	73,262	65,241	6,429	46,336	42,764
Number Portability Services	—	—	—	—	860	5,469
Enterprise Solution Services	27,409	35,372	39,319	2,412	17,869	15,265

Revenues Excluding Off-Network Database Query Fees	224,664	257,317	292,241	31,408	234,927	241,879
Off-Network Database Query Fees	53,016	58,619	69,117	8,588	61,117	29,529

Total Revenues	277,680	315,936	361,358	39,996	296,044	271,408

Costs and expenses:
Cost of operations	141,979	150,156	169,025	20,655	130,364	109,744
Sales and marketing	21,513	24,265	24,348	2,614	22,706	18,631
General and administrative	30,848	45,721	41,245	3,001	42,630	39,881
Provision for (recovery of) uncollectible accounts	200	2,203	2,207	1,340	(693)	466
Depreciation and amortization (1)	8,866	13,061	15,203	1,464	33,285	37,319
Restructuring (2)	—	—	—	—	2,845	2,164
Impairment losses on intangible assets (3)	—	—	—	—	—	53,712

	203,406	235,406	252,028	29,074	231,137	261,917

Operating income	74,274	80,530	109,330	10,922	64,907	9,491
Other income (expense) net:
Interest income	2,802	3,087	3,903	432	965	768
Interest expense	(2,822)	(22)	—	—	(54,105)	(58,128)
Other income (expense), net	6	4	(80)	(19)	(275)	—

	(14)	3,069	3,823	413	(53,415)	(57,360)

Income (loss) from continuing operations before provision for income taxes	74,260	83,599	113,153	11,335	11,492	(47,869)
Provision for income taxes	28,156	32,548	43,895	4,418	9,320	10,057

Income (loss) from continuing operations	46,104	51,051	69,258	6,917	2,172	(57,926)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(1,541)	—

Net income (loss)	46,104	51,051	69,258	6,917	631	(57,926)
Preferred dividends	—	—	—	—	(22,952)	(28,581)

Net income (loss) attributable to common shareholders/unitholders	$46,104	$51,051	$69,258	$6,917	$(22,321)	$(86,507)

Other Financial Data:
EBITDA (4)	$83,146	$93,595	$124,453	$12,367	$96,376	$46,810
Net cash provided by (used in):
Operating activities	52,985	55,218	131,281	1,185	59,756	48,422
Investing activities	(18,426)	(10,634)	(99,831)	34,781	(12,278)	(18,883)
Financing activities	(34,559)	(42,000)	(33,750)	(11,250)	(44,187)	(63,430)
Capital expenditures	19,778	12,956	10,406	606	12,278	18,280
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$2,584	$284	$25,000	$42,190	$8,299
Property and equipment, net	24,881	24,387	23,656	23,306	33,728	33,548
Total assets	126,386	198,380	247,867	159,457	833,068	730,271
Total debt, net of discount and redeemable preferred stock	—	—	—	—	584,403	449,375
Total shareholders’/unitholders’ equity	74,550	117,307	153,104	133,510	192,357	213,776

(1)	Depreciation and amortization amounts exclude accretion of debt discount and amortization of deferred finance costs, which are both included in interest expense in the statement of operations data. Depreciation and amortization amounts after February 14, 2002 are not comparable to the periods prior to that date because the successor company’s assets were revalued as a result of the purchase accounting treatment of the acquisition.

(2)	Restructuring expense is comprised of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, and July 2003. Our restructuring in July 2003 was related to the acquisition of Brience. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting.
(3)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs $2.7 million which will no longer be recoverable due to our phase-outs of other service offerings.
(4)	EBITDA is determined by adding net interest expense, income taxes, depreciation and amortization to net income (loss). We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect income taxes or the cash requirements for any tax payments; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of operations and our consolidated statements of cash flows included in our financial statements included elsewhere in this prospectus.

The following table reconciles net income (loss) to EBITDA for the periods presented. We have also provided supplemental information regarding items associated with our restructuring expense and intangible asset impairments.

	Predecessor				Successor
	Year Ended December 31,			Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
	(dollars in thousands)				(dollars in thousands)
Reconciliation of EBITDA to Net Income (Loss):
Net income (loss) as reported	$46,104	$51,051	$69,258	$6,917	$631	$(57,926)
Interest expense, net	20	(3,065)	(3,903)	(432)	53,140	57,360
Depreciation and amortization	8,866	13,061	15,203	1,464	33,285	37,319
Provision for income taxes	28,156	32,548	43,895	4,418	9,320	10,057

EBITDA	$83,146	$93,595	$124,453	$12,367	$96,376	$46,810

Supplemental information:
Restructuring expense (i)	$—	$—	$—	$—	$2,845	$2,164
Impairment losses on intangible assets (ii)	—	—	—	—	—	53,712

(i)	Restructuring expense is comprised primarily of severance benefits associated with our cost rationalization initiatives, which were implemented in August 2002, February 2003, and July 2003. The most recent restructuring is related to our acquisition. This excludes amounts related to acquisitions where restructuring costs were accrued as a part of purchase accounting.

(ii)	Impairment losses on intangible assets in 2003 relate primarily to the trademark value associated with our previous corporate name of $51.0 million and to certain capitalized software costs of $2.7 million which will no longer be recoverable due to our phase-outs of certain service offerings.

The following table reconciles cash flows from operations to EBITDA for the periods presented.

	Predecessor				Successor
	Year Ended December 31,			Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
	(dollars in thousands)				(dollars in thousands)
Reconciliation of Cash Flows from Operations to EBITDA:
Net cash provided by operating activities	$52,985	$55,218	$131,281	$1,185	$59,756	$48,422
Net interest paid (collected)	20	(3,065)	(3,903)	315	30,187	46,152
Pension and other employee retirement benefits	(2,490)	(2,968)	(3,861)	(546)	—	—
Impairment losses on intangible assets	—	—	—	—	—	(53,712)
Other working capital changes	32,865	46,617	3,143	12,753	15,496	19,522
Changes in other non-cash items	(200)	(2,207)	(2,207)	(1,340)	(9,456)	(11,489)
Other assets and liabilities	(34)	—	—	—	393	(2,085)

EBITDA	$83,146	$93,595	$124,453	$12,367	$96,376	$46,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Historical Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere herein. The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Company History

Our business was founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE. In early 2000, GTE combined our business with its Intelligent Network Services business to further broaden our network services offering. In June 2000, when GTE and Bell Atlantic merged to form Verizon Communications Inc., we became an indirect, wholly owned subsidiary of Verizon.

At the time of our acquisition from Verizon on February 14, 2002, we anticipated that our future revenues from Verizon Wireless would decrease. The expected decline in Verizon Wireless revenues was based on a number of specific events, including Verizon Wireless’ planned movement of certain services in-house and the termination of Verizon Wireless’ contract with us relating to the technology supporting the OnStar application. In anticipation of this decrease, we entered into a revenue guaranty agreement on February 14, 2002 pursuant to which Verizon Information Services agreed to pay us 82.5% of the amount, if any, by which our annual revenues from Verizon Wireless and certain of its affiliates were less than specified annual revenue minimums beginning from the date of the acquisition and continuing through December 31, 2005. The revenue minimums were $45.4 million for the period from February 14, 2002 to December 31, 2002, $34.9 million for the year ended December 31, 2003, $33.5 million for the year ended December 31, 2004 and $33.2 million for the year ended December 31, 2005. These agreed-upon revenue minimums compare to $84.9 million of 2001 revenues from Verizon Wireless. Although our revenues from Verizon Wireless have declined following our acquisition from Verizon, these revenues still exceeded the revenue minimums in 2002 and 2003. As a result, we have not received and do not expect to receive any payments under the Verizon Wireless revenue guaranty.

At the time of the acquisition, we also had identified several other customers that we believed might cease using our clearinghouse, call processing and prepaid wireless services during 2002 and 2003. We expected a reduction in Cingular Wireless revenues due to contractual arrangements made by Cingular Wireless’ parent company as part of the sale of its international clearinghouse business, whereby Cingular Wireless was required to move its clearinghouse business to the buyer as part of a multi-year agreement. As a result, our clearinghouse revenues from Cingular Wireless declined from $8.6 million in 2001 to $0.6 million in 2002, which was the year that the contract was terminated. Virtually all of the Cingular Wireless clearinghouse business was moved to this other provider prior to our acquisition from Verizon.

In addition, we anticipated declines in our call processing services and enterprise solutions revenues. The decline in call processing was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. Call processing services revenues declined $10.0 million from $52.8 million for 2002 to $42.8 million for 2003. This decline was in line with our expectations. We expect the decline to continue at a rate similar to the 2002 to 2003 reduction. Enterprise solutions revenues declined $5.0 million from $20.3 million in 2002 to $15.3 million in 2003, of which $4.5 million was attributed to our prepaid services offering. The decline was primarily the result of a decision by a customer to move to its parent company’s prepaid wireless platform following an acquisition. This customer’s decision to stop using our prepaid services was made prior to our acquisition from Verizon. We have discontinued offering any prepaid services and we no longer earn revenues from these services.

These revenue declines were partially offset by continued strength in our clearinghouse services driven by growth from existing customers or services, which we refer to as “organic volume growth,” and the addition of new customers. In addition, we have experienced strong network services revenue growth driven by increased intelligent network database query volumes, messaging volumes and signaling. Furthermore, the introduction of number portability services has contributed significantly to the growth of our business over this period. In order to encourage higher customer transaction volumes, our pricing strategy generally includes negotiating tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average price per transaction for many of our products has declined over time as customers have increasingly used our services and transaction volumes have grown. We expect this trend to continue.

Acquisitions

On July 23, 2003, we merged with Brience. In connection with the merger, the former stockholders of Brience received an aggregate of 100,000 common units of Syniverse Holdings, LLC, which represented approximately 0.1% of the outstanding common units. The principal operations of Brience, now known as Syniverse Brience, at the time of the merger included the sale and servicing of its Mobile Processing Server product, an integrated software design and development environment for building mobile solutions that control formatting for wireless devices.

Since the funds associated with GTCR had a controlling interest in both Brience and Syniverse Holdings, LLC at the time of the merger, the transaction was accounted for as a combination of entities under common control, similar to a pooling of interests. Accordingly, our historical consolidated financial statements include the financial results of Brience beginning on the date when the funds associated with GTCR had common control of both entities (February 14, 2002). Brience’s pre-acquisition net loss included in our historical results of operations was $13.8 million and $1.9 million for the period between February 14, 2002 and December 31, 2002 and the period between January 1, 2003 and July 23, 2003, respectively.

On December 19, 2003, we acquired Softwright Holdings Limited for $0.8 million cash and the assumption of liabilities of $1.3 million. Softwright Holdings Limited, now known as Syniverse Holdings Limited, develops software products and services for mobile operators and enterprise customers. Syniverse Holdings Limited also provides mobile number portability services throughout Europe and is the sole provider of these services in the United Kingdom. Under the terms of the acquisition, we agreed to make a payment not to exceed £2.0 million to the former owners of the acquired company no later than March 31, 2005 if this operation achieved a certain predetermined profitability level, as measured by EBITDA, for the period ending October 31, 2004. No amounts have been accrued for this additional earn-out as of December 31, 2003.

Basis of Presentation

Prior to our acquisition, we operated as a subsidiary of Verizon. As a result, the historical financial information included herein for periods prior to the acquisition does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods.

Our acquisition from Verizon was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including transaction costs of approximately $808.6 million, have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date. This has resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings used to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of our class B cumulative redeemable convertible preferred stock issued at the time of the acquisition, our net income attributable to common unitholders has been reduced. The application of purchase accounting rules also resulted in different accounting bases, and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date.

At the time of our acquisition of Brience, investment funds controlled by GTCR controlled both Brience and us. As a result, the acquisition has been accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Brience were combined at their historical amounts as of the date that the GTCR funds had control of both entities, which was February 14, 2002. Accordingly, our historical consolidated financial statements have been restated to include the financial results of Brience beginning on such date.

The acquisition of Softwright was accounted for using the purchase method of accounting, and hence the results of operations have been included since the date of acquisition.

Introduction

We provide an integrated suite of services that simplify wireless technology complexities by integrating disparate wireless carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. These services include:

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, wireless data events and Wi-Fi sessions. We also provide SMS routing and translation services between carriers.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the delivery and establishment of telephone calls.

•	Number Portability Services. Our number portability services are used by many wireless carriers, including the five largest domestic carriers, to enable wireless subscribers to switch service providers while keeping the same telephone number.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept telephone calls while roaming on another carrier’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•	Off-Network Database Queries. We provide our network customers with access to various third-party intelligent network databases.

Revenues

Most of our revenues are transaction-based and derived from long-term contracts, typically with terms averaging three years in duration. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. A small amount of our revenues are generated through software license sales. We generate our revenues primarily through the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to telecommunications carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, the average per-transaction fee for many of our products has declined over time as customers have increasingly used our services and transactions volumes have grown. We expect this trend to continue. Generally, there is also a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

Future increases or decreases in revenues are dependent on many factors, such as industry subscriber growth, with few of these factors known in advance. From time to time, specific events such as customer contract renewals at different terms, a customer contract termination, or a customer’s decision to change technologies or to provide solutions in-house, will be known to us, and then we can estimate their impact on our revenues.

Set forth below is a brief description of our primary service offerings.

•	Technology Interoperability Services. We operate the largest wireless clearinghouse in North America that enables the accurate invoicing and settlement of domestic and international wireless roaming telephone calls, wireless data events and Wi-Fi sessions. We also provide SMS routing and translation services between carriers. Wireless carriers send data records to our service platforms for processing, aggregation, translation and distribution among carriers. We primarily generate revenues by charging per-transaction processing fees based on the number of data/messaging records provided to us by wireless carriers for our wireless roaming clearinghouse, SMS routing services and wireline network access billing. We recognize revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services to continue to decline as a result of our volume-based pricing strategy as well as potential competitive pricing pressure.

•	Network Services. Through our SS7 network, we connect disparate wireless carrier networks and enable access to intelligent network database services like caller ID. We also provide translation and routing services to support the delivery and establishment of telephone calls. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all carriers to enable critical telecommunications functions such as line busy signals, toll-free calling services and caller ID. We primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. Over time, we expect the average per-transaction fee for certain services will continue to decline as a result of our volume-based pricing strategy and potential competitive pricing pressures.

In addition, a small amount of our network services revenues is generated through software license fees, maintenance agreements and professional services. License fee revenues consist principally of revenues from the licensing of our software and are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•

Number Portability Services. We provide number portability services to the wireless industry. When a wireless subscriber chooses to change carriers but keep their existing telephone number, the former carrier must send the subscriber information to the new carrier. Our services perform the necessary processing between the two carriers to allow the subscriber to change service providers while keeping their existing telephone number. We primarily generate revenues by charging per-transaction processing fees, monthly fixed fees and fees for customer implementations. We recognize processing revenues at the time the transactions and services are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements. We expect pricing and revenues to remain stable over the near term.

•	Call Processing Services. We provide wireless carriers global call handling and fraud management solutions that allow wireless subscribers from one carrier to make and accept calls while roaming on another carrier’s network. We primarily generate revenues by charging per-transaction processing fees based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed. We expect our call processing revenues will continue to decline as a result of technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly replacing our call processing solution with our SS7 network, competitor SS7 networks, in-house SS7 networks and/or direct connections with roaming partners.

•	Enterprise Solutions Services. Our enterprise wireless data management platform allows carriers to offer large corporate customers reporting and analysis tools to manage telecom-related expenses. We primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed. Pricing and revenues are not expected to vary over the near term.

•	Off-Network Database Queries. Through interconnection with other carrier networks, we have access to other service providers’ databases that support caller ID and toll-free routing. If one of our customers uses our network to access another service provider’s database, we are charged fees for access to that database. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from these database providers. We recognize revenues at the time the transaction is performed. Over time, these revenues are expected to continue to decline as customers seek direct connections with the database providers.

For more information about how we recognize revenues for each of our service categories, please see the discussion below under “Critical Accounting Policies.”

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes data processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•	General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•	Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management and other intangible assets recorded in purchase accounting.

Results of Operations

Our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting and the changes in the capital and cost structures established to operate the company on a stand-alone basis. However, to aid in the comparison to the twelve months ended December 31, 2002, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and included explanations about the effects of purchase accounting. The full twelve months ended December 31, 2002 are referred to as “combined” herein.

Comparison of 2003 to Combined Financial Statements for 2002

The following table presents an overview of our results of operations for the years ended December 31, 2003 and 2002:

	Predecessor		Successor		Successor
	Period from January 1 to February 13, 2002		Period from February 14 to December 31, 2002		Year Ended December 31, 2003		2003 vs. 2002
		% of Revenues		% of Revenues		% of Revenues	Change $	Change %
	(dollars in thousands)		(dollars in thousands)
Revenues:
Technology Interoperability Services	$8,464	21.2%	$70,215	23.7%	$66,536	24.5%	$(12,143)	(15.4)%
Network Services	14,103	35.2%	99,647	33.7%	111,845	41.2%	(1,905)	(1.7)%
Number Portability Services	—	0.0%	860	0.3%	5,469	2.0%	4,609	535.9%
Call Processing Services	6,429	16.1%	46,336	15.7%	42,764	15.8%	(10,001)	(19.0)%
Enterprise Solutions	2,412	6.0%	17,869	6.0%	15,265	5.6%	(5,016)	(24.7)%

Revenues (excluding Off-Network Database Query Fees)	31,408	78.5%	234,927	79.4%	241,879	89.1%	(24,456)	(9.2)%
Off-Network Database Query Fees	8,588	21.5%	61,117	20.6%	29,529	10.9%	(40,176)	(57.6)%

Total revenues	$39,996	100.0%	$296,044	100.0%	$271,408	100.0%	$(64,632)	(19.2)%

Costs and expenses:
Cost of operations	20,655	51.6%	130,364	44.0%	109,744	40.4%	(41,275)	(27.3)%
Sales and marketing	2,614	6.5%	22,706	7.7%	18,631	6.9%	(6,689)	(26.4)%
General and administrative	3,001	7.5%	42,630	14.4%	39,881	14.7%	(5,750)	(12.6)%
Provision for (recovery of) uncollectible accounts	1,340	3.4%	(693)	(0.2)%	466	0.2%	(181)	(28.0)%
Depreciations and amortization	1,464	3.7%	33,285	11.2%	37,319	13.8%	2,570	7.4%
Restructuring	—	0.0%	2,845	1.0%	2,164	0.8%	(681)	(23.9)%
Impairment losses on intangible assets	—	0.0%	—	0.0%	53,712	19.7%	53,712	100.0%

	29,074	72.7%	231,137	78.1%	261,917	96.5%	1,706	0.7%

Operating income	10,922	27.3%	64,907	21.9%	9,491	3.5%	(66,338)	(87.5)%

Other income (expense), net:
Interest Income	432	1.1%	965	0.4%	768	0.3%	(629)	(45.0)%
Interest expense	—	0.0%	(54,105)	(18.3)%	(58,128)	(21.4)%	(4,023)	7.4%
Other, net	(19)	(0.0)%	(275)	(0.1)%	—	0.0%	294	(100.0)%

	413	1.0%	(53,415)	(18.0)%	(57,360)	(21.1)%	(4,358)	8.2%

Income (loss) from continuing operations before provision for income taxes	11,335	28.3%	11,492	3.9%	(47,869)	(17.6)%	(70,696)	(309.7)%
Provision for income taxes	4,418	11.0%	9,320	3.2%	10,057	3.7%	(3,681)	(26.8)%

Income (loss) from continuing operations	6,917	17.3%	2,172	0.7%	(57,926)	(21.3)%	(67,015)	(737.3)%
Loss from discontinued operations	—	0.0%	(1,541)	(0.5)%	—	0.0%	1,541	(100.0)%

Net income (loss)	6,917	17.3%	631	0.2%	(57,926)	(21.3)%	(65,474)	(867.4)%
Preferred dividends	—	0.0%	(22,952)	(7.7)%	(28,581)	(10.6)%	(5,629)	(24.5)%

Net income (loss) attributable to common shareholders/unitholders	$6,917	17.3%	$(22,321)	(7.5)%	$(86,507)	(31.9)%	$(71,103)	461.6%

Revenues

Total revenues were $271.4 million for 2003 as compared to total combined revenues of $336.0 million for 2002, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002. The decrease of $64.6 million was primarily driven by a reduction in Off-Network Database Query fees of $40.2 million. Excluding Off-Network Database Query fees, total revenues declined $24.5 million in 2003. The primary drivers of this decrease were total reductions in revenues from Verizon Wireless of $17.9 million across our service offerings, a $7.6 million decline in call processing revenues from customers other than Verizon Wireless, a $5.9 million decrease in revenues from Adelphia Business Systems related to carrier access billings and a $3.2 million decrease in prepaid wireless services as a result of the termination of the contract of a customer which was acquired. The decline in Verizon Wireless revenues was consistent with management’s expectations. Further declines in Verizon Wireless revenues could occur as a result of lower pricing of future contract renewals consistent with our volume-based pricing strategy. Over time, we believe these decreases will likely be offset, in part, by higher transaction volumes and additional service offerings to Verizon Wireless. These losses were partially offset by organic volume growth in Technology Interoperability Service and Network Services.

Technology Interoperability Services revenues were $66.5 million for 2003 as compared to combined revenues of $78.7 million for 2002. The decrease of $12.1 million was due primarily to a reduction in Verizon Wireless revenues of $5.6 million, a $5.9 million decrease in Adelphia’s carrier access billing revenues, and decreases due to contract renewals for certain customers at lower rates. Verizon’s revenue decrease was primarily the result of clearinghouse volume declines associated with its continued internal billing system consolidation efforts, which reduced its requirements for our services. Revenues also declined due to lower per-transaction fees pursuant to our volume-based pricing strategy for certain services and a competitive pricing environment. These revenue decreases in our wireless clearinghouse services were partially offset by organic volume growth.

Network Services revenues were $111.8 million for 2003 as compared to combined revenues of $113.8 million for 2002. The primary driver of this $1.9 million decrease was the $12.4 million reduction of revenues from Verizon Wireless, offset by increased revenues generated by strong volume growth in our network transport and intelligent network database services. Associated with our volume growth was a decline in per-transaction fees pursuant to our volume-based pricing strategy and a competitive pricing environment.

Number Portability Services revenues were $5.5 million for 2003, as compared to combined revenues of $0.9 million for 2002. The $4.6 million increase in 2004 was due to the November 24, 2003 launch of our wireless number portability services. Our 2003 results include only five weeks of revenues from these newly introduced services.

Call Processing Services revenues decreased $10.0 million to $42.8 million for 2003 as compared to combined revenues of $52.8 million for 2002. Revenues from Verizon Wireless in this category declined $2.4 million in 2003 with the remaining decline attributed to our other customers. The decline was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective and robust SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues were $15.3 million for 2003 as compared to combined revenues of $20.3 million for 2002. The decrease of $5.0 million is primarily due to the anticipated loss of a customer using our prepaid wireless solution. We no longer offer this prepaid wireless service.

Off-Network Database Queries revenues were $29.5 million for 2003 as compared to combined revenues of $69.7 million for 2002. The decrease of $40.2 million was driven by customers moving to direct billing arrangements with third-party intelligent network database providers. We pass off-network database query fees on to our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect this decline to continue.

Expenses

Cost of operations was $109.7 million for the year ended December 31, 2003. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $130.4 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $151.0 million for the year ended December 31, 2002. The decrease of $41.3 million for 2003 as compared to combined 2002 was primarily due to lower Off-Network Database Query Fees of $40.2 million and savings due to the workforce restructurings that occurred in April and August of 2002 and February and July 2003.

Sales and marketing expenses were $18.6 million for the year ended December 31, 2003. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $22.7 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $25.3 million for the year ended December 31, 2002. The decrease of $6.7 million for 2003 as compared to combined 2002 was due to lower headcount and employee-related expenses within the sales and marketing organization resulting from the reductions in the workforce in April and August of 2002 and February and July 2003. Offsetting this decrease was a $1.6 million increase in costs associated with our international expansion efforts.

General and administrative expenses were $39.9 million for the year ended December 31, 2003. General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $42.6 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $45.6 million for the year ended December 31, 2002. The decrease of $5.8 million for 2003 as compared to combined 2002 was due to lower development expenses, and reductions in our workforce in April and August of 2002 and February and July 2003. Offsetting this decrease was a $0.6 million increase in costs associated with our international expansion efforts.

Provision for (recovery of) uncollectible accounts was $0.5 million for the year ended December 31, 2003. Provision for uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and a net recovery of $0.7 million in the period from February 14, 2002 to December 31, 2002. Combined provision for uncollectible accounts was $0.6 million for the year ended December 31, 2002. The decrease of $0.2 million for 2003 as compared to combined 2002 was due to a lower number of customer bankruptcies.

Depreciation and amortization expenses were $37.3 million for the year ended December 31, 2003. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expenses were $34.7 million for the year ended December 31, 2002. The increase of $2.6 million for 2003 as compared to combined 2002 was due to higher depreciation and amortization expenses related to intangible assets recorded in purchase accounting associated with our 2002 acquisition from Verizon and from the acquisition of Softwright. Included in our depreciation and amortization expenses for the year ended December 31, 2003 and the period from February 14, 2002 to December 31, 2002 is approximately $21.7 million and $17.8 million in amortization related to these acquisitions, respectively.

Restructuring expenses were $2.2 million in the year ended December 31, 2003. We had no restructuring expenses in the period from January 1, 2002 to February 13, 2002 and $2.8 million of restructuring expenses in the period from February 14, 2002 to December 31, 2002. This resulted in a decrease of $0.7 million for 2003 as compared to combined 2002. On February 28, 2003, we completed a restructuring plan, resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. In July 2003, we recorded an additional restructuring expense of $0.6 million related to terminations made at the time of our merger with Brience.

Impairment losses on intangible assets. Due to the re-branding and re-naming of Syniverse Technologies effective March 1, 2004, we recognized impairment losses of $51.0 million related to the TSI Telecommunication Services Inc. trademark. We also recognized impairment losses of $2.7 million related to capitalized software write-offs arising primarily due to the discontinuation of prepaid wireless services. There were no impairment losses in combined 2002.

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

Interest expense was $58.1 million for the year ended December 31, 2003. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $54.1 million in the period from February 14, 2002 to December 31, 2002. The decrease of $4.0 million for 2003 as compared to combined 2002 was primarily due to a lower principal balance on our senior credit facility.

Provision for income taxes was $10.1 million for the year ended December 31, 2003. Provision for income taxes was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $9.3 million in the period from February 14, 2002 to December 31, 2002. Combined provision for income taxes was $13.7 million for the year ended December 31, 2002. The decrease of $3.7 million for 2003 as compared to combined 2002 was primarily due to the large loss for financial reporting purposes in 2003, primarily attributable to the impairment losses. Primarily as a result of our impairment loss in the fourth quarter of 2003, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding defined tax liabilities related to goodwill, resulting in a net tax expense of $10.1 million. The deferred tax assets arise primarily from federal net operating losses which expire between 2006 and 2023. These net operating losses relate primarily to Brience’s operations in periods prior to February 14, 2002. Because we do not amortize goodwill for financial reporting purposes and cannot predict if or when this deferred tax liability will turn, we are unable to consider the associated deferred tax liabilities in this analysis.

Loss on discontinued operations was $1.5 million for the period from February 14, 2002 to December 31, 2002. This loss is due to Brience’s divestiture of its Hello Asia subsidiary in July 2002. There were no discontinued operations in 2003.

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

Comparison of Combined Financial Statements for 2002 to Financial Statements for 2001

The following table presents an overview of our results of operations for the years ended December 31, 2001 and 2002:

	Predecessor				Successor
	Year Ended December 31, 2001		Period from January 1 to February 13, 2002		Period from February 14 to December 31, 2002		2002 vs. 2001
		% of Revenues		% of Revenues		% of Revenues	Change $	Change %
	(dollars in thousands)				(dollars in thousands)
Revenues:
Technology Interoperability Services	$82,312	22.7%	$8,464	21.2%	$70,215	23.7%	$(3,633)	(4.4)%
Network Services	105,369	29.2%	14,103	35.2%	99,647	33.7%	8,381	8.0%
Number Portability Services	—	0.0%	—	0.0%	860	0.3%	860	100.0%
Call Processing Services	65,241	18.1%	6,429	16.1%	46,336	15.7%	(12,476)	(19.1)%
Enterprise Solutions	39,319	10.9%	2,412	6.0%	17,869	6.0%	(19,038)	(48.4)%

Revenues (excluding Off-Network Database Query Fees)	292,241	80.9%	31,408	78.5%	234,927	79.4%	(25,906)	(8.9)%
Off-Network Database Query Fees	69,117	19.1%	8,588	21.5%	61,117	20.6%	588	0.9%

Total revenues	$361,358	100.0%	$39,996	100.0%	$296,044	100.0%	$(25,318)	(7.0)%
Costs and expenses:
Cost of operations	169,025	46.8%	20,655	51.6%	130,364	44.0%	(18,006)	(10.7)%
Sales and marketing	24,348	6.7%	2,614	6.5%	22,706	7.7%	972	4.0%
General and administrative	41,245	11.4%	3,001	7.5%	42,630	14.4%	4,386	10.6%
Provision for (recovery of) uncollectible accounts	2,207	0.6%	1,340	3.4%	(693)	(0.2)%	(1,560)	(70.7)%
Depreciations and amortization	15,203	4.2%	1,464	3.7%	33,285	11.2%	19,546	128.6%
Restructuring	—	0.0%	—	0.0%	2,845	1.0%	2,845	100.0%

	252,028	69.7%	29,074	72.7%	231,137	78.1%	8,183	3.2%

Operating income	109,330	30.3%	10,922	27.3%	64,907	21.9%	(33,501)	(30.6)%
Other income (expense), net:
Interest income	3,903	1.1%	432	1.1%	965	0.4%	(2,506)	(64.2)%
Interest expense	—	0.0%	—	0.0%	(54,105)	(18.3)%	(54,105)	100.0%
Other, net	(80)	(0.0)%	(19)	(0.0)%	(275)	(0.1)%	(214)	267.5%

	3,823	1.1%	413	1.0%	(53.415)	(18.0)%	(56,825)	(1486.4)%

Income from continuing operations before provision for income taxes	113,153	31.3%	11,335	28.3%	11,492	3.9%	(90,326)	(79.8)%
Provision for income taxes	43,895	12.1%	4,418	11.0%	9,320	3.2%	(30,157)	(68.7)%

Income from continuing operations	69,258	19.2%	6,917	17.3%	2,172	0.7%	(60,169)	(86.9)%
Loss from discontinued operations	—	0.0%	—	0.0%	(1,541)	(0.5)%	(1,541)	100.0%

Net income	69,258	19.2%	6,917	17.3%	631	0.2%	(61,710)	(89.1)%
Preferred dividends	—	0.0%	—	0.0%	(22,952)	(7.7)%	(22,952)	100.0%

Net income (loss) attributable to common shareholders/unitholders	$69,258	19.2%	$6,917	17.3%	$(22,321)	(7.5)%	$(84,662)	(122.2)%

Revenues

Total revenues were $336.0 million for 2002, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002, as compared to revenues of $361.4 million for 2001. Excluding Off-Network Database Query fees, total revenues declined $25.9 million in 2002. The primary drivers of this decrease were reductions in revenues from Verizon Wireless of $19.1 million, revenues from Cingular Wireless clearinghouse services of $8.0 million, call processing revenues from customers other than Verizon Wireless of $10.1 million and prepaid wireless revenues from customers other than Verizon Wireless of $8.2 million. The reduction in revenues from Cingular Wireless was due to contractual arrangements made by Cingular Wireless’ parent upon the sale of its international clearinghouse business, whereby Cingular Wireless was required to move its clearinghouse business to the buyer. These revenue declines were partially offset by strong volume growth in Technology Interoperability Services and the addition of several new Network Services customers.

Technology Interoperability Services revenues were $78.7 million for combined 2002 as compared to $82.3 million for 2001. The primary drivers of this $3.6 million decrease were the decreases of Verizon revenues by $7.2 million and Cingular Wireless revenues by $8.0 million. The Verizon revenues decline resulted primarily from Verizon consolidating certain internal billing systems, which reduced their requirements for our services. Cingular Wireless moved its clearinghouse business to the buyer as part of a multi-year agreement. This decrease was also attributable to a decline in per-transaction fees pursuant to our volume-based pricing strategy and a competitive pricing environment. The reduction was partially offset by strong organic growth in our wireless clearinghouse services.

Network Services revenues were $113.8 million for combined 2002 as compared to revenues of $105.4 million for 2001. The increase of $8.4 million was due to organic volume growth in our network transport services and intelligent network database services and the addition of several new customers. This growth in revenue was partially offset by a decline in per-transaction fees pursuant to our volume-based pricing strategy and a competitive pricing environment.

Call Processing Services revenues decreased $12.5 million to $52.8 million for combined 2002 as compared to revenues of $65.2 million for 2001. Verizon Wireless revenue declined $2.3 million in 2002. The remaining decline was attributable to technology developments that have resulted in traditional call processing functionality being incorporated into more cost-effective SS7 network solutions. This has resulted in customers increasingly moving from our call processing solution to our SS7 network, a competitor’s SS7 network, in-house SS7 networks and/or direct connections with roaming partners. We expect this decline to continue.

Enterprise Solutions Services revenues were $20.3 million for combined 2002 as compared to revenues of $39.3 million for 2001. The decrease was $19.0 million during this period. Of this amount, $4.4 million was related to Verizon Wireless consolidating its prepaid service with other Verizon affiliates and $8.8 million was due to Verizon Wireless retaining the customer contracts related to the OnStar revenue stream at the time of our acquisition from Verizon. In addition, a non-recurring hardware sale of approximately $6.5 million occurred in 2001.

Number Portability Services revenues were $0.9 million for combined 2002 and related services rendered for carrier preparation for the 2003 introduction of wireless number portability.

Off-Network Database Queries revenues were $69.7 million for combined 2002 as compared to revenues of $69.1 million for 2001. The increase of $0.6 million was driven by higher database transactions. We pass these charges on to our customers, with little or no margin, based upon the charges we receive from the third-party intelligent network database providers.

Expenses

Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $130.4 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $151.1 million for the year ended December 31, 2002. Cost of operations was $169.0 million for the year ended December 31, 2001. The decrease of $17.9 million for combined 2002 as compared to 2001 was primarily due to reduced pricing for data processing services and the workforce reductions that occurred in April and August of 2002. The reduced pricing for data processing services is primarily related to our separation from Verizon as we renegotiated our contract with Verizon for data processing services. Our cost savings from this process were approximately $12.0 million in 2002.

Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $22.7 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $25.3 million for the year ended December 31, 2002. Sales and marketing expenses were $24.3 million for the year ended December 31, 2001. The increase of $1.0 million for combined 2002 as compared to 2001 is primarily due to the inclusion of historical Brience results which were $3.3 million in 2002, offset by lower headcount and employee-related expenses within the sales organization resulting from the reductions in workforce.

General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $42.6 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $45.6 million for the year ended December 31, 2002. General and administrative expenses were $41.2 million for the year ended December 31, 2001. The increase of $4.4 million for combined 2002 as compared to 2001 is primarily due to the inclusion of historical Brience results, which were $9.2 million in 2002, offset by lower development expenses as well as the reductions in workforce, which occurred in April and August of 2002.

Provision for (recovery of) uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and ($0.7) million in the period from February 14, 2002 to December 31, 2002. Combined provision for (recovery of) uncollectible accounts was $0.6 million for the year ended December 31, 2002. Provision for (recovery of) uncollectible accounts was $2.2 million for the year ended December 31, 2001. The decrease of $1.6 million for combined 2002 as compared to 2001 is primarily due to lowered allowances related to our Competitive Local Exchange Carrier customers.

Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expenses were $34.8 million for the year ended December 31, 2002. Depreciation and amortization expenses were $15.2 million for the year ended December 31, 2001. The increase of $19.6 million for combined 2002 as compared to 2001 is primarily due to higher depreciation and amortization expenses related to intangible assets recorded in purchase accounting associated with our 2002 acquisition from Verizon. Included in our depreciation and amortization expenses for the year ended December 31, 2002 is approximately $17.8 million in amortization related to our acquisition from Verizon.

Restructuring. On August 29, 2002, we completed a restructuring resulting in the termination of 73 employees, or approximately 10% of the workforce at that time. As a result, we accrued $2.8 million in severance related costs in August 2002.

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

Liquidity and Capital Resources

Cash Flow Information

During the year ended December 31, 2003, our operations generated $48.4 million of cash compared to $60.9 million for the comparable period in 2002. The decrease was primarily attributable to increased interest payments made in the year ended December 31, 2003. Cash and cash equivalents were $8.3 million at December 31, 2003 as compared to $42.2 million at December 31, 2002. This decrease was due primarily to the payment of our $37.3 million excess cash sweep required under our senior credit facility in March 2003. A similar excess cash sweep payment of $3.0 million was required in March 2004. Our working capital decreased $8.7 million, to negative $1.5 million at December 31, 2003 from $7.2 million at December 31, 2002. This decrease in working capital was primarily due to the increase in scheduled debt service required by our senior credit facility in 2004. Capital expenditures for property and equipment, including capitalized software costs, increased to $18.3 million for the year ended December 31, 2003 from $12.9 million for the year ended December 31, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002.

During the combined year ended December 31, 2002, our operations generated $60.9 million of cash compared to $131.3 million for the comparable period in 2001. The decrease was primarily attributable to income tax payments made during the period from January 1, 2002 to February 13, 2002, the payment of closing costs related to our acquisition from Verizon, the inclusion of historical Brience results and interest payments and debt service payments made during the period from February 14, 2002 to December 31, 2002. Cash and cash equivalents were $42.2 million at December 31, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to our acquisition from Verizon. Our working capital decreased $99.5 million, to $7.2 million at December 31, 2002 from $106.7 million at December 31, 2001, primarily due to the elimination of the note receivable from Verizon at the acquisition date, payment of the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs, increased to $12.9 million for the combined year ended December 31, 2002 from $10.4 million for the year ended December 31, 2001. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $33.8 million in 2001.

For fiscal 2003, we spent approximately $18.3 million for capital expenditures, primarily for investment in Wireless Local Number Portability and our SS7 network expansion. For fiscal 2004, we expect to spend approximately $23.0 million for capital expenditures, primarily for our SS7 network expansion and infrastructure to support our products.

Our acquisition from Verizon was financed through borrowings of $298.7 million under our senior credit facility, the sale of $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes due 2009 in a private placement and the sale by Syniverse Holdings, LLC of preferred and common units for approximately $255.3 million in cash.

Debt and Credit Facilities

Senior Credit Facility

In February 2002, we entered into our senior credit facility, which provides for aggregate borrowings of up to $328.3 million. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit with the funds available for general corporate purposes including working capital, capital expenditures, acquisitions and a term loan B facility of $293.3 million in term loans. The revolving line of credit and the term note each bear interest at variable rates based on, at our option, LIBOR or the greater of the Prime Rate and the weighted average of the rates on overnight federal funds transactions plus 0.5%.

In May 2002, we repaid $5.4 million of the outstanding revolving credit facility. Draws and repayments are made against the revolving credit facility as needed.

On September 25, 2003, we amended our senior credit facility to: (i) increase the maximum consolidated leverage and consolidated senior debt ratios; (ii) reduce the minimum consolidated interest coverage ratios beginning with the third and fourth fiscal quarters of 2003 and the four fiscal quarters of 2004, 2005 and beyond; and (iii) reduce the minimum consolidated fixed charge coverage ratio. In addition, the amendment increased the permitted level of capital expenditures for fiscal years 2004 and 2005 and clarified that the operations of Brience for periods prior to its acquisition would not be included in the covenant calculation.

On March 11, 2004, we further amended our senior credit facility to: (i) provide for the incurrence under our senior credit facility of new additional tranche B term loans, which refinanced, in full, all remaining outstanding tranche B term loans and (ii) reduce the percentage of excess cash flow which must be applied to prepay the loans to 75%. The applicable margin with respect to additional tranche B term loans was reduced to 2.5% for base rate loans and 3.5% for eurodollar loans.

Our senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including our 12 3/4% senior subordinated notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA and satisfy other financial condition tests including limitations on capital expenditures. In addition, our senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to our 12 3/4% senior subordinated notes if we fail to perform our obligations under, or fail to meet the conditions of, our senior credit facility or if payment creates a default under our senior credit facility. We believe we are in compliance with all of the covenants contained in our senior credit facility as of December 31, 2003.

Senior Subordinated Notes

As of December 31, 2003, we had approximately $245 million in aggregate principal amount of our 12 3/4% senior subordinated notes outstanding, which bear interest at a rate of 12 3/4% per annum and have a final maturity on February 1, 2009. The indenture governing our senior subordinated notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us, and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and our senior credit facility also contain various covenants which limit our discretion in the operation of our businesses. As of December 31, 2003, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the years ended December 31, 2003 and 2002.

Non-GAAP Financial Measures

EBITDA

We determine EBITDA by adding net interest expense, income taxes, depreciation and amortization to net income (loss). Reconciliations of both net income (loss) and cash flows from operations to EBITDA are presented in the financial tables contained herein.

We rely on EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding periods and with the operating results of other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. In addition, we also utilize EBITDA as an assessment of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect income taxes or the cash requirements for any tax payments; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of operations and our consolidated statements of cash flows included in our financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. We have identified the following critical accounting policies that affect the more significant estimates and judgments.

Revenue Recognition

We derive revenues from six categories: Technology Interoperability Services, Network Services, Number Portability Services, Call Processing Services, Enterprise Solutions and Off-Network Database Queries. The revenue recognition policy for each of these areas is described under “—Revenues” above:

Due to our billing cycles, which for some of our products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of our actual billings compared to our estimates, our estimates have been reasonable. Historically, our estimates have approximated our actual subsequently billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and amounts recorded as accounts receivable on our balance sheet. As of December 31, 2003, our estimated unbilled revenues were $10.9 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $1.1 million.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. A portion of this analysis is dependent on our ability to gather reliable information about our customers’ specific circumstances. As part or our analysis, we review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. Based on the circumstances, we place each customer into a risk category and assign reserve percentages between 5% and 100%. Our estimates of allowances for doubtful accounts have tracked well with our actual experience of customers who are unable to pay their invoices in full. However, uncollectible accounts that are not identified or properly assessed in our review could have a significant impact on our bad debt provision. In addition, if our customers’ financial condition or the economy in general deteriorates, we may need to increase these allowances for doubtful accounts. Our allowance for doubtful accounts has approximated our bad debt experience. Excluding all risk categories that are reserved at 100%, a 10% change in each one of our risk categories would cause our allowance for doubtful accounts as of December 31, 2003 and our bad debt expense for the year then ended to change by $0.1 million. Because we perform our analysis and establish reserves on a customer-by-customer basis, we generally do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2003 and our bad debt expense for the year then ended by approximately $0.4 million.

Allowance for Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memo reserves resulting from specific customer matters. This allowance is recorded as a direct reduction of accounts receivable and revenues. Since our allowances for credit memos are derived in large part from specific customer matters, our estimates have tracked well with our actual credit memo experience. If our billing errors or discrepancies are not resolved satisfactorily or our customers’ disputes over billing are not resolved satisfactorily, increases to the allowance would be required. Recently, we have resolved some of these customer matters more favorably than originally estimated but we can not provide any assurance this will continue. As of December 31, 2003, our allowance for credit memos totaled $6.6 million. If our allowance for credit memos, including identified specific customer matters, changed by 10%, our allowance for credit memos and revenues would change by approximately $0.7 million.

Impairment Losses on Long-Lived Assets

We review our long-lived assets, including property and equipment and intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of our assets each reporting period, and if deemed to be shorter than originally estimated, would result in an increase in our annual depreciation and/or amortization expense. Other than the decision to abandon our trademark, we have not had reason to adjust our estimated lives on these assets.

The impairment review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed to not be recoverable if it exceeds the sum of its undiscounted cash flows. Estimates of expected future cash flows are management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset impairment charges may be required. Management continues to evaluate overall industry and company-specific circumstances and conditions to identify indicators of impairment. During 2003, the discontinuation of our prepaid wireless service resulted in the company recording an $2.7 million impairment charge for certain capitalized software, which thereafter had a carrying value of $0.0 million. As aforementioned, the impairment recorded was based on the discounted expected future cash flows for which these assets will provide future economic benefit.

Impairment Losses on Goodwill and Trademark

We evaluate goodwill and our nonamortizable intangible assets, such as trademarks, for impairment at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Our evaluation consisted of measuring the trademark by using a discounted cash flow model and comparing the fair value to the carrying value. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Our evaluation of goodwill is measured by a two-step impairment test. The first step compares the fair value of our reporting unit, using a discounted cash flow model, with its carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds its fair value, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent that the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, an impairment loss may be required to be recognized. In the fourth quarter of 2003, after consulting with and hiring a brand identity firm to develop a new name, we recognized an impairment loss of $51.0 million and defined the life of the trademark, which we determined would end during the first quarter of 2004, when the new name was expected to be introduced. The remaining intangible of $0.7 million will be amortized in the first quarter of 2004. Based on our most recent evaluation of goodwill, a 5% decrease in the expected future annual cash flows as well as a two-percentage-point increase in the discount rate used would not have resulted in an impairment loss. Management will continue to evaluate overall industry and company-specific circumstances and conditions as necessary.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan in February 2002 arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. We have also made estimates of the costs to be incurred as a part of our August 2002, February 2003, July 2003 and December 2003 restructurings. We will review these estimates until fully paid. If our original estimates of the costs of any particular restructuring costs change, we will need to adjust our reserve amounts which could change our operating income results. Historically, we have had few changes in estimates for these accruals, since we generally know the specifics at the time we adopt a restructuring plan. Given the low number of positions, the nature of the severance benefits and the period when the terminations and relocations are expected to occur, we feel that our estimate is less susceptible to risks that would require a material change in our accrual.

Loss Contingencies

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses, or as a part of our allowance for credit memos if the dispute relates to a customer matter. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. Historically, we have had few changes in estimates for these accruals. The most significant claim against us is the SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC) claim in the amount of $7.2 million, which alleges that we overcharged SBC for services we provided to it. We deny these claims, believe that they are unfounded and intend to vigorously defend ourselves. We have accrued our estimate of loss, but there could be differences, which we are unable to estimate presently. In addition, protracted litigation would also cause us to incur legal fees, which we are unable to estimate presently.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 and the Softwright acquisition in December 2003, based primarily on appraisals from third parties and also based on certain internally generated information. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these fair values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. We have not made any changes in these areas. If the estimates of the economic lives on the definite-lived intangible assets acquired as of February 14, 2002 were reduced by one year, our annual amortization expense would increase by approximately $1.5 million.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carryforwards. Unless it is

“more likely than not” that we will recover such assets through the above means, we establish a valuation allowance. The effective tax rate differs from the statutory tax rate due primarily to changes in the valuation allowance. Brience had incurred net operating losses since inception and hence was unable to recognize the benefit of these losses in its financial statements’ tax provision.

As a result of a review undertaken at December 31, 2003 and each quarter since then and based on the positive and negative evidence described in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109), we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets excluding deferred tax liabilities related to goodwill. Deferred tax liabilities arising from goodwill were excluded from our consideration of the valuation allowance because goodwill is not amortized for book purposes. As a result, the timing of the turnaround of these deferred tax liabilities is not predictable in a manner that would allow us to offset the deferred tax assets. We have significant NOLs totaling approximately $113.4 million, many of which we succeeded to as a result of our merger with Brience. All of our NOLs, and those NOLs in particular, remain subject to examination and adjustment by the Internal Revenue Service. In addition, our ability to utilize the NOLs is limited to our ability to generate taxable income, various limitations of the separate return limitation year (SRLY) rules and may also be further limited by other business actions which we might take in the future, such as those which could trigger an ownership change. Since December 31, 2003, we have had substantial negative evidence which under SFAS 109 requires a full valuation allowance. If our profitability improves, we could conclude that the “valuation allowance” should be reduced and this would favorably impact our effective tax rate. The valuation allowance as of December 31, 2003 was $73 million. In the future, our evaluation of the need for the valuation allowance will be significantly influenced by our ability to achieve profitability and our ability to predict and achieve future projections of taxable income.

Stock-Based Compensation

We use the fair value of our company and of our common stock in determining whether we are required to recognize compensation expense as a result of any of our stock option grants.

We have historically determined the fair value of our company and the underlying value of the shares of our common stock based on internally-generated valuations which we prepared contemporaneously with our stock option grants. We used the income approach using the discounted cash flow methodology and we believe that our methodologies were comparable to those that a third party would use. Our board of directors established the exercise price of all options issued under our stock option plans significantly above the fair value that the board of directors determined for the underlying common stock using the discounted cash flow methodology. For these reasons, we have not obtained contemporaneous externally-prepared valuations by a third-party valuation specialist.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

For the year ended December 31, 2003, our revenues and EBITDA were $268.3 million and $104.5 million, respectively, excluding the pre-acquisition results of Brience, restructuring charges and impairment losses on intangible assets. This represented a 19% annual decline in revenues and a 16% annual decline in EBITDA from the year ended December 31, 2002. Our company’s declining performance was the result of a number of factors, including declines in revenues from several key customers including Verizon Wireless, competitive pricing pressures and the continued decline in revenues from our Call Processing Services. Furthermore, WLNP had only recently been implemented in November 2003 and consumer adoption rates for this service were still uncertain. At the end of 2003, the wireless telecommunications industry also continued to suffer from financial difficulties, which curtailed demand for our new service offerings, increased pricing pressure on us and reduced our customers’ growth expectations. In addition, at the end of 2003, there was weak public market demand for wireless telecommunications services companies.

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

Below are risks that may have a material impact to our business:

•	System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

•	We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

•	Most of our customer contracts do not provide for minimum payments at or near our historical levels of revenues from these customers.

•	Future consolidation among our customers may cause us to lose transaction volume and reduce our prices, which would negatively impact our financial performance.

•	If we do not adapt to rapid technological change in the telecommunications industry, we could lose customers or market share.

•	The market for our services is intensely competitive and many of our competitors have significant advantages over us.

•	Our continued expansion into international markets is subject to uncertainties that could affect our operating results.

•	The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth, diminish our competitiveness and harm our operations.

•	Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

•	The inability of our customers to successfully implement our services could harm our business.

•	Our reliance on third-party providers for communications software, hardware and infrastructure exposes us to a variety of risks we cannot control.

•	Capacity limits on our network and application platforms may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

•	The financial and operating difficulties in the telecommunications sector may negatively affect our customers and our company.

•	We may need additional capital in the future and it may not be available on acceptable terms.

•	Regulations affecting our customers and us and future regulations to which they or we may become subject may harm our business.

•	We may not be able to receive or retain licenses or authorizations that may be required for us to sell our services internationally.

•	Failure to protect our intellectual property rights adequately may have a material adverse affect on our results of operations or our ability to compete.

•	If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations and ability to compete.

•	If our products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

•	We could be adversely affected by environmental and safety requirements.

•	The loss of key personnel could harm our business, financial condition and results of operations.

•	We may have difficulty attracting and retaining employees with the requisite skills to execute our growth plans.

•	Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

•	Our historical financial information may have limited relevance.

•	We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Position
G. Edward Evans	43	Chief Executive Officer, Director
Raymond L. Lawless	48	Chief Financial Officer, Director
F. Terry Kremian	56	Chief Operating Officer
Paul A. Wilcock	56	Chief Technology Officer
Michael J. O’Brien	38	Vice President—Marketing
Wayne Nelson	42	Vice President—Controller
Gilbert L. Mosher	56	Vice President—Operations/Customer Support
Robert F. Garcia, Jr.	42	General Counsel
Charles A. Drexler	48	Vice President—Sales
Linda Hermansen	38	Vice President—Business Development & Strategy
Eugene Bergen Henegouwen	44	Managing Director—European Operations
Paul Corrao	49	Vice President—Network Operations
David A. Donnini	38	Director
Collin E. Roche	33	Director
Odie C. Donald	54	Director
Tony G. Holcombe	48	Director
Robert J. Marino	56	Director

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

F. Terry Kremian became our Chief Operating Officer in December 2003. Mr. Kremian most recently served as executive vice president and general manager, Telecommunication Services Group for VeriSign, a position he held since VeriSign’s acquisition of Illuminet Holdings in December 2001. From September 1998 to December 2001, Mr. Kremian served as president, executive vice president and Chief Operating Officer of Illuminet Holdings. Prior to that, he was vice president—marketing and sales from November 1997. Mr. Kremian joined Illuminet Holdings from MCI where he was employed since 1982, most recently as director of carrier sales. Mr. Kremian holds a B.S. degree from the U.S. Naval Academy and a J.D. degree from the University of Maryland School of Law.

Paul A. Wilcock has served as Chief Technology Officer since March 2004. From September 2002 to March 2004 he served as Vice President—Technology. Prior to that he served as Vice President—Business Development and Strategy from August 2001 to September 2002. Having joined us in 1992, Mr. Wilcock previously served as Assistant Vice President—Business Development and Strategy, Assistant Vice President—Marketing, Director—Product Development and Support Services and Director—Enterprise Technology. Mr. Wilcock began his GTE career in 1975 and has held numerous positions of increasing responsibility in engineering, operations, marketing and strategy development. Mr. Wilcock graduated in Telecommunications from Leeds College of Engineering and Science (England) and holds an MBA from Wake Forest University.

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

Paul Corrao became our Vice President—Network Operations in July 2003. He has held several senior level customer care and operations positions throughout his 29-year career. From February 2002 to July 2003 he was Vice President—Operations for EPIX and from August 1999 to October 2001 he was Vice President—Service Delivery for Intermedia Communications. Mr. Corrao spent 26 years with AT&T where he managed such areas as switching quality control, VTNS operations, 800 and business application services, ISDN installations and customer care. He also worked with Bell Atlantic’s Global Network division. He holds a master of science degree from the Stevens Institute of Technology and a BA in computer science from the City University of New York (CUNY).

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

Name and Principal Position	Year	Annual Compensation
		Salary	Bonus		All Other Compensation
G. Edward Evans (1) Chief Executive Officer	2003 2002 2001	$401,950 342,026 —	$175,000 100,000 —		$191,427 10,550 —

Raymond L. Lawless (2) Chief Financial Officer	2003 2002 2001	226,950 192,603 —	122,854 56,700 —		10,797 9,896 —

Paul A. Wilcock Chief Technology Officer	2003 2002 2001	177,800 176,400 169,046	91,526 44,800 264,750	(3)	9,550 9,480 8,267

Linda Hermansen Vice President— Business Development & Strategy	2003 2002 2001	149,985 137,285 130,773	118,745 16,500 99,675	(4)	7,984 7,364 5,944

Eugene Bergen Henegouwen (5) Managing Director—European Operations	2003 2002 2001	173,888 — —	67,168 — —		13,295 — —

(1)	Mr. Evans began his employment with Syniverse on February 14, 2002.
(2)	Mr. Lawless began his employment with Syniverse on February 14, 2002.
(3)	Mr. Wilcock’s 2001 bonus is comprised of an incentive bonus of $52,000 and a retention bonus of $212,750.
(4)	Ms. Hermansen’s 2001 bonus is comprised of an incentive bonus of $33,225 and a retention bonus of $66,450.
(5)	Mr. Henegouwen began his employment with Syniverse on May 14, 2003.

The following table identifies and quantifies the individual amounts included in of All Other Compensation for each person listed:

Name and Principal Position	Year	Parking Reimb	401K Employer Match/ Pension		Relocation	Car Allowance
G. Edward Evans Chief Executive Officer	2003 2002 2001	$660 550 —	$10,692 10,000 —		$180,075 — —	$	— — —

Raymond L. Lawless Chief Financial Officer	2003 2002 2001	660 550 —	10,137 9,346 —		— — —		— — —

Paul A. Wilcock Chief Technology Officer	2003 2002 2001	660 660 660	8,890 8,820 7,607		— — —		— — —

Linda Hermansen Vice President—Business Development & Strategy	2003 2002 2001	660 660 660	7,324 6,704 5,284		— — —		— — —

Eugene Bergen Henegouwen Managing Director—European Operations	2003 2002 2001	— — —	— — —	(1)	— — —		13,295 — —

(1)	Syniverse contribution for 2003 for Mr. Henegouwen has not been calculated.

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

The compensation committee of Syniverse Inc.’s board of directors administers the Founders’ Option Plan. Grants will be awarded under the Founders’ Option Plan entirely at the discretion of the compensation committee. As a result, Syniverse Inc. is unable to determine at this time the recipients, amounts and values of future benefits to be received under the Founders’ Option Plan. As of December 31, 2003, there were options to purchase 293,750 shares of Syniverse Inc.’s non-voting common stock granted and outstanding under this plan and 706,250 shares remained available for future grants under the plan. None of our named executive officers have been granted options under the Founders’ Option Plan.

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

(2)	The address of each of GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P. and Messrs. Donnini and Roche is c/o GTCR Golder Rauner, LLC, 6100 Sears Tower, Chicago, Illinois 60606.
(3)	Includes 45,054,361.36 Common Units and 143,575.10 Class B Preferred Units held by GTCR Fund VII, L.P., 22,487,432.10 Common Units and 71,787.55 Class B Preferred Units held by GTCR Fund VII/A, L.P., 618,348.83 Common Units and 1,971.66 Class B Preferred Units held by GTCR Co-Invest, L.P. and 1,139,193.14 Common Units and 3,636.69 Class B Preferred Units held by GTCR Capital Partners, L.P. Mr. Donnini is a principal in GTCR Golder Rauner, LLC, which is the general partner of the general partner of GTCR Fund VII, L.P. and GTCR Fund VII/A, L.P. and which is the general partner of GTCR Co-Invest, L.P. Mr. Roche is a Principal in GTCR Golder Rauner, LLC. Mr. Donnini and Mr. Roche each disclaim the beneficial ownership of the Units held by such entities except to the extent of his proportionate ownership interests therein.
(4)	The address of Snowlake Investment Pte. Ltd. is c/o GIC Special Investment Pte Ltd, 255 Shoreline Drive, Suite 600, Redwood City, California 94065. The Government of Singapore Investment Corporation Pte Ltd has voting and investment control over those shares.
(5)	The address of each of Messrs. Evans, Lawless, Wilcock, and Ms. Hermansen is c/o Syniverse Technologies Inc., One Tampa City Center, Suite 700, Tampa, Florida 33602.
(6)	The address of Mr. Henegouwen is Graatd Van Roggenweg 328-334 Utrecht, Netherlands
(7)	The address of Mr. Donald is 35 Kenmare Hall NE, Atlanta, Georgia 30324.
(8)	The address of Mr. Holcombe is 201 Lake Ridge Court, Franklin, Tennessee 37069.
(9)	The address of Mr. Marino is 3032 Castalain Ct. Naples, Florida 34105.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity plans approved by security holders	393,750	$5.00	906,250
Equity compensation plan not approved by security holders	—	—	—

Total	393,750	$5.00	906,250

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

ITEM 14. Principal Accountant Fees and Services

The following table presents fees for professional audit and other services rendered by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2002 and 2003.

	Year Ended December 31, 2002	Year Ended December 31, 2003
Audit fees(1)	$718,598	$726,987
Audit-related fees(2)	193,518	77,126
Tax fees(3)	77,018	—
All other	—	—

Total fees	$989,134	$804,113

1)	Audit fees include fees for our fiscal year-end audit, interim quarterly reviews, other SEC filings, comfort letters, consents acquisitions, and accounting consultations.
2)	Audit-related fees include fees for due diligence in connection with proposed acquisitions.
3)	Tax fees include fees for consultation on state tax and international tax matters.

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

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated December 7, 2001, by and between TSI Telecommunication Holdings, Inc. and Verizon Information Services Inc.(1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among TSI Telecommunication Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and TSI Network Services Inc.(1)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.(1)

**3.1.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc.

3.2	Bylaws of TSI Telecommunication Services Inc.(1)

3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.(1)

3.4	Bylaws of TSI Telecommunication Holdings, Inc.(1)

Exhibit No.	Description

3.5	Amended and Restated Certificate of Incorporation of TSI Network Services Inc.(1)

3.6	Bylaws of TSI Network Services Inc.(1)

3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.(1)

**3.7.1	Restated Certificate of Formation of Syniverse Holdings, LLC

3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.(1)

3.9	Certificate of Incorporation of TSI Finance Inc.(1)

3.10	Bylaws of TSI Finance Inc.(1)

3.11	Amendment No. 1 to Amended and Restated Certificate of Incorporation of TSI Telecommunication Network Services, Inc.(6)

3.12	Limited Liability Company Operating Agreement of TSI Brience, LLC.(6)

4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.(1)

4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.(1)

4.5	Form of Rule 144A Global Note.(1)

4.6	Form of Regulation S Global Note.(1)

4.7	Form of Exchange Note.(1)

10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.(1)

10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

†10.5	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.(1) as amended by that certain Amendment to Senior Management Agreement, dated April 1, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and G. Edward Evans (2).

†10.6	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.(1)

Exhibit No.	Description

†10.7	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.(1)

†10.8	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.(1)

†10.9	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.(1)

†10.10	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.(1)

†10.11	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.(1)

†10.12	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.(1)

†10.13	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.(1)

†10.14	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.(1)

†10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.(1)

10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.(1)

10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.(1)

10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.(1)

10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.(1)

10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.(1)

10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.(1)

10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.(1)

Exhibit No.	Description

10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services Inc.(1)

10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.(1)

10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.(1)

10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services Inc.(1)

10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services Inc.(1)

†10.31	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.(1)

†10.32	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.(1)

†10.33	Form of Nonqualified Stock Option Agreement for Non-Management.(1)

†10.34	TSI Telecommunication Holdings, Inc. Non-employee Directors Stock Option Plan (9)

†10.35	Form of Nonqualified Stock Option Agreement for Non-employee Directors (9)

†10.36	Senior Management Agreement, dated June 3, 2002 among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Charles A. Drexler.(9)

†10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Linda Hermansen (3).

†10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Gilbert Mosher (3).

†10.39	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Eugene Bergen Henegouwen.(2)

†10.40	Senior Management Agreement, dated August 14, 2003, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc, and Paul Corrao(7)

10.41	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc. (4)

10.42	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services Inc., TSI Brience, LLC, Brience, Inc., and the Seller Parties named therein. (5)

10.43	Exchange Agreement, dates as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities”. (5)

10.44	Contribution Agreement, dates as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and TSI Telecommunication Holdings, LLC. (5)

10.45	Second Amendment to Credit Agreement, dated as of March 11, 2004, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc. (8)

**10.46	Agreement relating to the sale and purchase of the entire issued share capital of Softwright Holdings Limited, dated as of December 19, 2003, by and among TSI Telecommunication Services Inc. and the Vendors named therein.

†**10.47	Senior Management Agreement, dated December 8, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and F. Terry Kremian.

Exhibit No.	Description

**12.1	Computation of ratio of earnings to fixed charges.

**14.1	Code of Ethics of Syniverse Technologies, Inc.

**21.1	Subsidiaries of Syniverse Holdings, LLC.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 333-88168-1).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-88168-1).
(4)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 25, 2003 (File No. 333-88168-1).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 33-88168-1).
(6)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 2 (Registration No. 333-99293).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K filed on March 16, 2004 (File No. 333-88168).
(9)	Incorporated by reference to the Registrants’ Registration Statement on Form S-1 filed September 6, 2002 (Registration No. 333-99293).
*	Filed herewith.
**	Previously filed.
†	Compensatory plan or agreement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

Report of Independent Certified Public Accountants	78

Consolidated Balance Sheets at December 31, 2002 and 2003	79

Consolidated Statements of Operations for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	80

Consolidated Statements of Changes in Unitholders’/Shareholder’s Equity for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	81

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002, and the year ended December 31, 2003	82

Notes to Consolidated Financial Statements	83

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

/s/    Ernst & Young LLP

Tampa, Florida

March 25, 2004

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash	$42,190	$8,299
Accounts receivable, net of allowances of $2,424 and $2,535, respectively	55,193	61,611
Deferred tax assets	2,110	369
Prepaid and other current assets	5,811	6,284

Total current assets	105,304	76,563

Property and equipment, net	33,728	33,548
Capitalized software, net of accumulated amortization	73,914	67,653
Deferred costs, net	16,015	14,584
Goodwill	330,559	331,263
Identifiable intangibles:
Customer contract, net	13,594	9,705
Trademark	51,700	685
Customer base, net	207,124	196,270
Other assets	1,130	—

Total assets	$833,068	$730,271

LIABILITIES AND UNITHOLDERS’/SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,204	$4,029
Accrued payroll and related benefits	6,672	8,881
Accrued interest	14,608	14,136
Other accrued liabilities	15,841	17,419
Current portion of Term Note B, net of discount	52,736	33,589

Total current liabilities	98,061	78,054

Long-term liabilities:
Deferred taxes	10,983	19,700
Subordinated Notes, net of discount	240,257	241,037
Term Note B, net of discount—less current portion	211,607	174,749
Other liabilities	1,250	2,955

Total long-term liabilities	464,097	438,441

Commitments and contingencies
Redeemable preferred stock of Brience (redemption value of $78,553 and $0 at December 31, 2002 and 2003, respectively	78,553	—

Unitholders’/shareholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at December 31, 2002 and December 31, 2003; liquidation preference of $252,367	252,367	252,367
Common Units-an unlimited number authorized, 89,099,099 and 90,505,405 units issued at December 31, 2002 and December 31, 2003, respectively and 88,828,859 and 90,505,405 outstanding at December 31, 2002 and December 31, 2003, respectively	2,967	120,351
Common stock of Brience-$.01 par value, 30,000,000 shares authorized and 72,266 issued and outstanding at December 31, 2002	1	—
Additional paid-in capital of Brience	38,785	—
Notes receivable from stockholders of Brience	(312)	—
Accumulated deficit	(101,442)	(159,368)
Accumulated other comprehensive income-unrealized gains on investments	—	426
Less cost of treasury units (270,270 and 0 common units at December 31, 2002 and December 31, 2003, respectively)	(9)	—

Total unitholders’/shareholders’ equity	192,357	213,776

Total liabilities and unitholders’/shareholders’ equity	$833,068	$730,271

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Revenues (excluding depreciation and amortization shown separately below and including $122,397, $15,838, $1,617 and $2,313 from affiliates, respectively)	$361,358	$39,996	$296,044	$271,408

Costs and expenses:
Cost of operations (including $34,460, $4,419, $687 and $457 from affiliates, respectively)	169,025	20,655	130,364	109,744
Sales and marketing	24,348	2,614	22,706	18,631
General and administrative (including $4,511, $443, $417 and $500 from affiliates, respectively)	41,245	3,001	42,630	39,881
Provision for (recovery of) uncollectible accounts	2,207	1,340	(693)	466
Depreciation and amortization	15,203	1,464	33,285	37,319
Restructuring	—	—	2,845	2,164
Impairment losses on intangible assets	—	—	—	53,712

	252,028	29,074	231,137	261,917

Operating income	109,330	10,922	64,907	9,491

Other income (expense), net:
Interest income (including $2,472, $221, $0 and $0 from affiliates, respectively)	3,903	432	965	768
Interest expense	—	—	(54,105)	(58,128)
Other, net	(80)	(19)	(275)	—

	3,823	413	(53,415)	(57,360)

Income (loss) from continuing operations before provision for income taxes	113,153	11,335	11,492	(47,869)
Provision for income taxes	43,895	4,418	9,320	10,057

Income (loss) from continuing operations	69,258	6,917	2,172	(57,926)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $312, net of income taxes of $0)	—	—	(1,541)	—

Net income (loss)	69,258	6,917	631	(57,926)
Preferred unit dividends	—	—	(22,952)	(28,581)

Net income (loss) attributable to common shareholders/unitholders	$69,258	$6,917	$(22,321)	$(86,507)

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’/SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Class A Preferred Units	Class B Preferred Units	Common Units	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Units	Notes Receivable from Brience Stockholders	Accumulated Other Comprehensive Income (Loss)	Total
PREDECESSOR
Balance at December 31, 2000	$—	$—	$—	$1	$100,614	$17,038	$—	$—	$(346)	$117,307
Net income	—	—	—	—	—	69,258			—	69,258
Dividends declared	—	—	—	—	—	(33,750)			—	(33,750)
Tax benefit from exercise of stock options	—	—	—	—	289	—	—	—	—	289

Balance at December 31, 2001	—	—	—	1	100,903	52,546	—	—	(346)	153,104
Net income	—	—	—	—	—	6,917			—	6,917
Dividends declared	—	—	—	—	—	(26,514)			—	(26,514)
Tax benefit from exercise of stock options	—	—	—	—	3	—	—	—	—	3

Balance at February 13, 2002	$—	$—	$—	$1	$100,906	$32,949	$—	$—	$(346)	$133,510

SUCCESSOR
Balance at February 14, 2002	$—	$252,367	$2,967	$1	$38,785	$(102,073)	$—	$(312)	$—	$191,735
Net income						631				631
Cost of treasury units (270,270 common units)	—	—	—	—	—	—	(9)	—	—	(9)

Balance, December 31, 2002	—	252,367	2,967	1	38,785	(101,442)	(9)	(312)	—	192,357
Net loss	—	—	—	—	—	(57,926)	—	—	—	(57,926)
Other comprehensive income—unrealized gains on investments	—	—	—	—	—	—	—	—	426	426

Comprehensive income	—	—	—	—	—	—	—	—	—	(57,500)
Issuance of common units	—	—	47	—	—	—	—	—	—	47
Acquisition of Brience, Inc. in common control merger			117,337	(1)	(38,785)	—	—	312	—	429
Cost of treasury units (270,270 common units)	—	—	—	—	—	—	9	—	—	9

Balance, December 31, 2003	$—	$252,367	$120,351	$—	$—	$(159,368)	$—	$—	$426	$213,776

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities
Net income (loss)	$69,258	$6,917	$631	$(57,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,203	1,464	41,962	49,265
Provision for (recovery of) uncollectible accounts	2,207	1,340	(693)	466
Deferred income tax benefit (expense)	(4,748)	(586)	8,873	10,458
Pension and other employee retirement benefits	3,861	546	—	—
Gain on forgiveness of debt	—	—	—	(1,250)
Loss on disposition of property	—	—	1,472	327
Impairment losses on intangible assets	—	—	—	53,712
Changes in operating assets and liabilities:
Accounts receivable	30,498	14,682	7,475	(6,644)
Other current assets	3,912	(1,641)	(1,814)	1
Accounts payable	(7,146)	2,732	(4,350)	(1,874)
Other current liabilities	18,236	(24,269)	6,602	(254)
Other assets and liabilities	—	—	(393)	2,085

Net cash provided by operating activities	131,281	1,185	59,765	48,366

Cash flows from investing activities
Capital expenditures	(10,406)	(606)	(12,278)	(18,280)
Acquisition of Softwright Holdings Limited net of cash acquired	—	—	—	(603)
(Increase) decrease in note receivable-affiliate	(89,425)	35,387	—	—

Net cash provided by (used in) investing activities	(99,831)	34,781	(12,278)	(18,883)

Cash flows from financing activities
Dividends paid	(33,750)	(11,250)	—	—
Debt issuance costs paid	—	—	—	(1,683)
Excess cash received at purchase date	—	—	1,884	—
Principal payments on Term Note B	—	—	(15,641)	(62,059)
Retirement of short-term debt	—	—	(30,430)	—
Issuance of common units	—	—	—	65
Repurchase of common units	—	—	(9)	(9)
Notes receivable from stockholders of Brience, Inc.	—	—	—	312

Net cash used in financing activities	(33,750)	(11,250)	(44,196)	(63,374)

Net increase (decrease) in cash	(2,300)	24,716	3,291	(33,891)
Cash at beginning of period	2,584	284	38,899	42,190

Cash at end of period	$284	$25,000	$42,190	$8,299

Supplemental cash flow information
Interest paid	$—	$—	$30,187	$46,152
Income taxes paid	24,019	22,554	1,605	—

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	—	15,264	—	—
Reduction of goodwill and restructuring reserve accrual	—	—	666	284
Acquisition of Brience with 100,000 common units of LLC	—	—	—	3

See Notes to Consolidated Financial Statements

SYNIVERSE HOLDINGS, LLC AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1. Description of Business

We are a leading provider of mission-critical technology services to wireless telecommunications companies worldwide. Our solutions simplify technology complexities by integrating disparate carriers’ systems and networks in order to provide seamless global voice and data communications to wireless subscribers. Many carriers depend on our integrated suite of services to solve their most complex technology-driven challenges and to facilitate the rapid deployment of next generation wireless services. We provide our services to over 300 telecommunication carriers in approximately 40 countries, including all of the ten largest U.S. carriers and six of the ten largest international carriers. We deliver most of our services to wireless carriers through a transaction-based recurring revenue model.

History

Syniverse, previously known as GTE Telecommunication Services, Inc., was incorporated in 1987 as an indirect wholly owned subsidiary of GTE Corporation (GTE). As a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE in June 2000, Syniverse became an indirect wholly owned subsidiary of Verizon Communications Inc. (Verizon). The merger of Bell Atlantic and GTE was accounted for as a pooling of interests business combination. Accordingly, references to affiliates and related parties include Verizon and its predecessor companies for all periods presented.

On February 14, 2002, we acquired all of the outstanding stock of Syniverse Technologies, Inc. from Verizon Communications Inc. (Verizon). Since the acquisition, all of our common and preferred shares have been owned by Syniverse Holdings, LLC, which is majority owned by funds affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment firm. As of February 14, 2002, Verizon is no longer an affiliate or related party but remains our largest customer.

On March 1, 2004, we changed our corporate name from TSI Telecommunication Holdings, Inc. to Syniverse Holdings, Inc. In addition, we changed the names of each of our subsidiaries.

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

Revenue Recognition

The majority of our revenues are transaction-based and derived from long-term contracts, typically averaging three to five years. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services and enterprise solutions to wireless carriers throughout the world. In order to encourage higher customer transaction volumes, we generally negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. Generally, there is also a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•	Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS routing services, and wireline network access billing, revenues vary based on the number of data/messaging records provided to us by wireless carriers for aggregation, translation and distribution among carriers. We recognize revenues at the time the transactions are processed.

•	Network Services primarily generate revenues by charging per-transaction processing fees. In addition, our customers pay monthly connection fees based on the number of network connections as well as the number of switches with which a customer communicates. The per-transaction fees are based on the number of intelligent network messages and intelligent network database queries made through our network and are recognized as revenues at the time the transactions are processed. In addition, a small amount of our revenues are generated through software license fees, maintenance agreements and professional services. License fee revenues consist principally of revenues from the licensing of our software and are generally recognized over the contract period. Maintenance agreements call for us to provide technical support and software enhancements to customers. Revenues on technical support and software enhancement rights are recognized ratably over the term of the support agreement. Professional services include consulting, training and installation services to our customers. Revenues from such services are generally recognized on a straight-line basis over the same period as the software license fees.

•	Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues related to customer implementations and recognize these fees on a straight-line basis over the life of the initial customer agreements.

•	Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions Services primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•	Off-Network Database Query Fees primarily generate revenues by providing access to these database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transaction is processed.

Due to our billing cycles, which for some products lag as much as 40 days after the calendar month in which the services are rendered, we estimate the amounts of unbilled revenue each reporting period. Our estimates are based on recent volume and pricing trends adjusted for material changes in contracted service. Historically, our estimates have correlated well with our actual billed revenue. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue.

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

We account for these plans and related grants there under using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123. Pro forma fair value method amounts of compensation are not materially different from the intririnsic value method and hence are not disclosed because the fair value of the options was not material.

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

Deferred Costs

We amortize deferred financing costs, which are included in deferred costs on the accompanying consolidated balance sheet, using the effective interest method and record such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.

Deferred costs also include direct and incremental costs related to customer implementations of our number portability services, for which the revenues are also being deferred. These costs are being recognized over the same period as the revenues, which is the customer’s initial contract term.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at the reporting-unit level, at least annually, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. We have not identified any components within our single operating segment and, hence, have a single reporting unit for purposes of our goodwill impairment test.

Identifiable Intangible Assets

We amortize identifiable intangible assets with other than indefinite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2002 and 2003, accumulated amortization totaled $13,282 and $28,545, respectively. There were no identifiable intangible assets prior to February 14, 2002.

Impairment Losses

We evaluate our depreciable and amortizable long-lived assets including property and equipment, capitalized software and amortizable identifiable intangible assets, for impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long Lived Assets. In accordance with SFAS 144, we utilize the three-step approach for recognizing and measuring the impairment of assets to be held and used. That is, (1) we consider whether indicators of impairment are present; (2) if indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount; and (3) if less, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. SFAS 144 was adopted on January 1, 2002. Prior to SFAS 144’s adoption, we accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52 (SFAS 52), Foreign Currency Translation, income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of stockholders’ deficit.

Segment Reporting

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. In the year ended December 31, 2001, the period from January 1, 2002 to February 13, 2002, the period from February 14, 2002 to December 31, 2002 and the year ended December 31, 2003, we derived 92.1%, 91.3%, 90.4% and 87.8%, respectively, of our revenues from customers in the United States.

Earnings Per Share

We do not present earnings per share since Syniverse LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

Reclassifications

Certain prior year balances have been reclassified to conform to 2003 presentation. In 2003, we reclassified $78,434 of amounts from additional paid-in capital to the balance of Brience redeemable preferred stock on the December 31, 2002 balance sheet. This reclassification represented the excess of the preferred stock redemption amount over the amount originally paid for the preferred stock.

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

The fair values of certain of the tangible and all of the intangible assets acquired were determined by the Company with the assistance of American Appraisal Associates, a third-party appraisal firm. A cost approach was used for valuing the tangible assets. An income valuation approach using the discounted future cash flows method was used for valuing the customer contract related to the Verizon guaranty agreement and customer base, the relief from royalty method for valuing the trademark and either relief of royalty or replacement cost methods for valuing the capitalized software. The valuations considered historical financial results and trends, our historical customer renewal rates, and known or expected customer attrition in determining the assigned values and useful lives.

The estimated future cash flows for the Verizon customer contract, customer base, trademark and capitalized software were discounted using a weighted average cost of capital between 15.5% and 17.0%. The weighted average cost of capital was based upon an analysis of the weighted average cost of capital for guideline companies within the technology industry. The useful lives of the intangible assets were based on the period over which we expect these assets to contribute directly or indirectly to the future cash flows. Our historical customer attrition rate, which historically has been low, and known or expected customer losses were considered in the determination of the useful life of the customer base. Our historical lifecycle trends, legal and contractual obligations as well as technological advances were considered in the determination of the useful lives of the capitalized software. The life of the Verizon customer contract was used as its useful life.

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

In the fourth quarter of 2003, after consulting with and hiring a brand identity firm to develop a new company name, we recognized an impairment loss of $51,015 and defined the life of the asset related to the TSI Telecommunication Services Inc. trademark, which we determined would end during the first quarter of 2004, when the new name was expected to be introduced. On March 1, 2004, we announced the re-naming and re-branding of our company as Syniverse Technologies, Inc. We believe our new name will enable us to establish a stronger brand and identity in the marketplace. The carrying value of the remaining trademark intangible was determined by discounted cash flow analysis and will be fully amortized by the end of the first quarter of 2004, when we expect the new name to be introduced. The remaining intangible of $685 will be amortized in the first quarter of 2004. The impairment charge is classified in the caption “Impairment losses on intangible assets” in the consolidated statement of operations.

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

$18,748

13. Debt

As a part of the financing of the acquisition described in Note 4 above, Syniverse entered into various debt agreements all of which are guaranteed by Syniverse LLC, Syniverse Inc., Syniverse Finance and Syniverse Networks. The following are the amounts outstanding at December 31, 2002 and 2003:

	December 31, 2002	December 31, 2003
Term note due December 2006, interest payable quarterly, principal payable quarterly beginning September 2002 - net of discount of $13,990 and $7,937, respectively (a)	264,343	208,338
$245,000 Senior Notes due February 2009, bearing interest at 12.75%, interest payable semi-annully beginning August 2002, principal payable upon maturity—net of discount of $4,743 and $3,963, respectively (b)	240,257	241,037

Total	504,600	449,375
Less current portion	(52,736)	(33,589)

Long-term debt	$451,864	$415,786

(a)	The senior credit facility provides for aggregate borrowings by Syniverse of up to $328,333 maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310,000) as follows:

•	a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15,000. The outstanding balance of the revolving line of credit is $0 as of December 31, 2002 and 2003; and

•	a term loan B facility of $293,333 in term loans. Principal outstanding as of December 31, 2003 and 2002 was $216,275 and $278,333, respectively.

The revolving line of credit and the term note each bear interest at variable rates, at Syniverse’s option:

•	a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on the British Banking Association Telerate Page 5) and (y) the federal fund effective rate, plus one half percent (0.50%) per annum) and (ii) an applicable margin (initially 3.50%); or

•	a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three or six months and, if available to the lenders under the applicable credit facility, nine or twelve months (as selected by Syniverse) are offered in the interbank eurodollar market and (ii) an applicable margin (initially 4.50%).

•	In March 2003, we entered into an interest rate protection agreement that effectively caps the LIBOR exposure of $100 million of our senior credit facility at 3.0% for a period of two years. As a result of this interest rate protection agreement, approximately 75% of funded debt now bears interest that is effectively fixed as to rate.

The term loan B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Loan B
2004	$37,222
2005	44,026
2006	135,027

Total	$216,275

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

Description	December 31, 2002
Series A redeemable preferred stock-$.01 par value, 8,663,355 shares authorized and 7,463,355 issued and outstanding; liquidation preference of $50,000	$50,000
Series A-1 redeemable preferred stock-$.01 par value, 676,791 shares authorized and 676,791 issued and outstanding; liquidation preference of $4,029	4,029
Series B redeemable preferred stock-$.01 par value, 1,545,414 shares authorized and 1,545,413 issued and outstanding; liquidation preference of $9,200	9,200
Series B-1 redeemable preferred stock-$.01 par value, 870,969 shares authorized and 840,192 issued and outstanding; liquidation preference of $5,629	5,629
Series C redeemable preferred stock-$.01 par value, 2,700,000 shares authorized and 1,447,205 issued and outstanding; liquidation preference of $9,695	9,695

Total	$78,553

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

In 2003, we reclassified $78,434 of amounts from additional paid-in capital to the balance of Brience redeemable preferred stock on the December 31, 2002 balance sheet. This reclassification represented the excess of the preferred stock redemption amount over the amount originally paid for the preferred stock.

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

In connection with the Softwright Holdings Limited acquisition in December 2003, we began to formulate a restructuring plan for the elimination of redundant positions. As a result of this plan, we recognized $93 of employee termination benefits as liabilities in our purchase accounting in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination.

For the year ended December 31, 2002, we had the following activity in our restructuring accruals:

	Feb 14, 2002 Balance	Additions	Payments	Reductions	December 31, 2002 Balance
February 2002 Restructuring Termination costs	$3,333	$—	$(2,200)	$(666)	$467
August 2002 Restructuring Termination costs	—	2,845	(1,701)	—	1,144

Total	$3,333	$2,845	$(3,901)	$(666)	$1,611

For the year ended December 31, 2003, we had the following activity in our restructuring accruals:

	January 1, 2003 Balance	Additions	Payments	Reductions	December 31, 2003 Balance
February 2002 Restructuring Termination costs	$467	$—	$(372)	$(95)	$—
August 2002 Restructuring Termination costs	1,144	—	(1,007)	(137)	—
February 2003 Restructuring Termination costs	—	1,841	(1,789)	(52)	—
July 2003 Brience Restructuring Termination costs	—	607	(607)	—	—
December 2003 Restructuring Termination Costs	—	93	—	—	93

Total	$1,611	$2,541	$(3,775)	$(284)	$93

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

Prior to the July 23, 2003 acquisition of Brience, Brience filed separate income tax returns and its losses were not available to us in those tax periods. The Brience loss does not generate a current tax benefit due to the history of earnings and losses, uncertainty of the realization of our deferred tax assets, and the absence of sufficient taxable income in prior carryback years. The reconciliation of the income tax provision (benefit) based on the U.S. statutory rate (35%) to our income tax provision is as follows:

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

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and NOLs (net operating losses) become deductible or are utilized. Primarily as a result of impairment losses recognized in the fourth quarter of 2003 which caused us to have cumulative losses since our 2002 acquisition, our expectation that this cumulative loss position would not reverse in 2004, and the inability to consider the deferred tax liabilities arising from our tax basis deductions of goodwill amortization, we concluded that it was appropriate to establish a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to goodwill, using the “more likely than not” criteria. The deferred tax assets arise primarily from accumulated U.S. federal and state NOLs, which expire between 2006 and 2023, and the impairment of intangible assets. These NOLs relate primarily to Brience’s operations in periods prior to the February 14, 2002 date when those results have been included in our financial statements.

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. Our ability to utilize NOLs and tax credit carryforwards may be subject to restrictions pursuant to these provisions.

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

SBC Communications, Inc., d/b/a SBC Ameritech, SBC Southwestern Bell and SBC Pacific Bell (collectively, SBC), have asserted claims against us in the total principal sum of $7,281, based on alleged overcharging for services we provided. We deny the claims, believe they are unfounded and on April 15, 2003 filed a complaint in Hillsborough County, Florida against SBC Southwestern Bell and SBC Pacific Bell seeking a Declaratory Judgment denying their claims and seeking $1,358 which they have refused to pay.

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

Transactions with affiliates (including Verizon and its predecessors) are summarized as follows:

	Predecessor
	Year Ended December 31, 2001	Period from January 1 to February 13, 2002
Revenues
Verizon Wireless	$83,321	$8,591
Verizon Network Services	33,884	6,496
Other Affiliates	5,192	751

	122,397	15,838

Cost of Operations:
Verizon Data Services	25,311	2,903
Verizon Realty	2,173	277
Other Affiliates	6,976	1,239

	34,460	4,419
General and Administrative Expenses:
Service Corporation Prorate	3,597	326
Rent Expense	914	117

	4,511	443
Interest income—Verizon (Parent)	2,472	221

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

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$8,293	$—	$3	$3	$—	$8,299
Accounts receivable, net of allowances	—	—	29,843	30,789	979	—	—	61,611
Accounts receivable—affiliates	43	—	22,728	493	—	21,909	(45,173)	—
Deferred tax assets	—	—	—	369	—	—	—	369
Prepaid and other current assets	—	—	5,795	—	489	—	—	6,284

Total current assets	43	—	66,659	31,651	1,471	21,912	(45,173)	76,563

Property and equipment, net	—	—	13,867	19,681	—	—	—	33,548
Capitalized software, net of accumulated amortization	—	—	55,274	12,379	—	—	—	67,653
Deferred finance costs	—	—	14,584	—	—	—	—	14,584
Goodwill	—	—	59,861	271,402	—	—	—	331,263
Identifiable intangibles, net:
Customer contract, net	—	—	5,880	3,825	—	—	—	9,705
Trademark	—	—	327	358	—	—	—	685
Customer base, net	—	—	107,820	88,450	—	—	—	196,270
Notes receivable-affiliates	—	—	—	1,985	—	656,520	(658,505)	—
Investment in subsidiaries	213,733	211,748	787,536	469	—	—	(1,213,486)	—

Total assets	$213,776	$211,748	$1,111,808	$430,200	$1,471	$678,432	$(1,917,164)	$730,271

LIABILITIES AND UNITHOLDERS’/ SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,029	$—	$—	$—	$—	$4,029
Accounts payable—affiliates	—	—	—	773	674	43,727	(45,174)	—
Accrued payroll and related benefits	—	—	8,879	—	2	—	—	8,881
Accrued interest	—	—	14,136	—	—	—	—	14,136
Other accrued liabilities	—	—	17,093	—	326	—	—	17,419
Current portion of Term Note B, net of discount	—	—	33,589	—	—	—	—	33,589

Total current liabilities	—	—	77,726	773	1,002	43,727	(45,174)	78,054

Long-term liabilities:
Deferred taxes	—	—	1,609	18,091	—	—	—	19,700
Payable to affiliate	—	—	401,984	256,520	—	—	(658,504)	—
Subordinated Notes, net of discount	—	—	241,037	—	—	—	—	241,037
Term Note B, net of discount-less current portion	—	—	174,749	—	—	—	—	174,749
Other liabilities	—	—	2,955	—	—	—	—	2,955

Total long-term liabilities	—	—	822,334	274,611	—	—	(658,504)	438,441
Unitholders’/shareholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	120,351	—	—	—	117,340	—	(117,340)	120,351
Common Stock	—	99	—	—	—	—	(99)	—
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	370,588	370,690	315,820	—	686,436	(1,743,534)	—
Retained earnings (accumulated deficit)	(159,368)	(159,368)	(159,368)	(161,430)	(117,297)	(51,731)	649,194	(159,368)
Accumulated other comprehensive income	426	426	426	426	426	—	(1,704)	426

Total unitholders’/shareholders’ equity	213,776	211,748	211,748	154,816	469	634,705	(1,213,486)	213,776

Total liabilities and unitholders’/ shareholders’ equity	$213,776	$211,748	$1,111,808	$430,200	$1,471	$678,432	$(1,917,164)	$730,271

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Revenues	$—	$—	$136,399	$130,532	$4,477	$—	$—	$271,408

Costs and expenses:
Cost of operations	—	—	40,603	67,970	1,171	—	—	109,744
Sales and marketing	—	—	10,411	7,724	496	—	—	18,631
General and administrative	—	—	20,521	15,333	3,999	28	—	39,881
Provision for (recovery of) uncollectible accounts	—	—	(273)	652	87	—	—	466
Depreciation and amortization	—	—	22,855	14,416	48	—	—	37,319
Restructuring	—	—	1,014	1,051	99	—	—	2,164
Impairment loss on intangible assets	—	—	27,070	26,642	—	—	—	53,712

	—	—	122,201	133,788	5,900	28	—	261,917

Operating income	—	—	14,198	(3,256)	(1,423)	(28)	—	9,491

Other income (expense), net
Income from equity investment	(57,926)	(47,869)	40,130	—	—	—	65,665	—
Interest income	—	—	8,870	263	8	78,551	(86,924)	768
Interest expense	—	—	(111,066)	(33,963)	(23)	—	86,924	(58,128)
Other, net	—	—	(1)	—	1	—	—	—

	(57,926)	(47,869)	(62,067)	(33,700)	(14)	78,551	65,665	(57,360)

Income (loss) from continuing operations before provision for income taxes	(57,926)	(47,869)	(47,869)	(36,956)	(1,437)	78,523	65,665	(47,869)
Provision for income taxes	—	10,057	10,057	9,220	—	27,483	(46,760)	10,057

Net income (loss)	(57,926)	(57,926)	(57,926)	(46,176)	(1,437)	51,040	112,425	(57,926)
Preferred unit dividends	(28,581)	(30,230)	—	(20,889)	—	—	51,119	(28,581)

Net income (loss) attributable to common unitholders/shareholders	$(86,507)	$(88,156)	$(57,926)	$(67,065)	$(1,437)	$51,040	$163,544	$(86,507)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(57,926)	$(57,926)	$(57,926)	$(46,176)	$(1,437)	$51,040	$112,425	$(57,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	34,801	14,416	48	—	—	49,265
Provision for uncollectible accounts	—	—	(273)	652	87	—	—	466
Deferred income tax benefit	—	—	(4,675)	15,133	—	—	—	10,458
Income from equity investment	57,926	47,869	(40,130)	—	—	—	(65,665)	—
Gain on forgiveness of debt	—	—	—	—	(1,250)	—	—	(1,250)
Loss on disposition of property	—	—	—	—	327	—	—	327
Impairment losses on intangible assets	—	—	27,070	26,642	—	—	—	53,712
Changes in operating assets and liabilities:
Accounts receivable	—	—	(9,989)	3,828	(483)	21,308	(21,308)	(6,644)
Other current assets	—	—	(1,920)	—	1,921	—	—	1
Accounts payable	—	—	(15,244)	772	561	27,483	(15,446)	(1,874)
Other current liabilities	(56)	10,057	3,570	—	(3,821)	(1)	(10,003)	(254)
Other assets and liabilities			955	—	1,130	—	—	2,085

Net cash provided by (used in) operating activities	(56)	—	(63,761)	15,267	(2,917)	99,830	3	48,366

Cash flows from investing activities
Capital expenditures	—	—	(3,013)	(15,267)	—	—	—	(18,280)
Acquisition of Softwright Holdings, net of cash acquired	—	—	(603)	—	—	—	—	(603)
Dividends received from equity investment	—	—	99,858	—	—	—	(99,858)	—

Net cash provided by (used in) investing activities	—	—	96,242	(15,267)	—	—	(99,858)	(18,883)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(99,855)	99,855	—
Debt issue fees paid	—	—	(1,683)	—	—	—	—	(1,683)
Principal payments on long-term debt	—	—	(62,059)	—	—	—	—	(62,059)
Issuance of common units	65	—	—	—	—	—	—	65
Repurchase of common units	(9)	—	—	—	—	—	—	(9)
Notes receivable from stockholders of Brience	—	—	—	—	312	—	—	312
Capital contribution	—	—	(22)	—	—	22	—	—

Net cash provided by (used in) financing activities	56	—	(63,764)	—	312	(99,833)	99,855	(63,374)

Net increase in cash	—	—	(31,283)	—	(2,605)	(3)	—	(33,891)
Cash at beginning of period	—	—	39,576	—	2,608	6	—	42,190

Cash at end of period	$—	$—	$8,293	$—	$3	$3	$—	$8,299

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$2,608	$6	$—	$42,190
Accounts receivable, net of allowances	—	—	28,808	25,811	583	—	(9)	55,193
Accounts receivable—affiliates	—	—	6,546	9,698	—	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	1,984	—	—	5,811

Total current assets	—	—	80,629	35,747	5,175	6	(16,253)	105,304

Property and equipment, net	—	—	16,762	16,591	375	—	—	33,728
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625	—	—	—	13,594
Trademark	—	—	24,700	27,000	—	—	—	51,700
Customer base, net	—	—	113,794	93,330	—	—	—	207,124
Notes receivable-affiliates	—	—	256,520	1,985	—	400,000	(658,505)	—
Other assets	—	—	—	—	1,130	—	—	1,130
Investment in subsidiary	269,752	267,768	595,650	—	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

LIABILITIES AND UNITHOLDERS’/ SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$115	$—	$—	$8,204
Accounts payable—affiliates	—	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	—	6,672
Accrued interest	—	—	27,956	—	—	—	(13,348)	14,608
Other accrued liabilities	—	—	11,692	—	4,148	1	—	15,841
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	—	52,736

Total current liabilities	—	—	107,145	—	4,263	2,897	(16,244)	98,061

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	—	240,257
Term Note B, net of discount less current portion	—	—	211,607	—	—	—	—	211,607
Other liabilities	—	—	—	—	1,250	—	—	1,250

Total long-term liabilities	9	—	862,005	259,347	1,250	—	(658,514)	464,097

Commitments and contingencies:
Redeemable preferred stock	—	—	—	—	78,553	—	—	78,553

Unitholders’/shareholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	—	2,967
Common Stock	—	99	—	—	1	—	(99)	1
Preferred Stock	—	3	—	—	—	—	(3)	—
Additional paid-in capital	—	253,248	253,350	198,480	38,785	400,025	(1,105,103)	38,785
Notes receivable from shareholders	—	—	—	—	(312)	—	—	(312)
Retained earnings (accumulated deficit)	14,418	14,418	14,418	2,045	(115,860)	(2,916)	(27,965)	(101,442)
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	—	(9)

Total unitholders’/shareholders’ equity	269,743	267,768	267,768	200,525	(77,386)	397,109	(1,133,170)	192,357

Total liabilities and unitholders’/ shareholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$6,680	$400,006	$(1,807,928)	$833,068

CONSOLIDATING STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Revenues	$—	$—	188,221	$102,995	$4,828	$—	$—	$296,044

Costs and expenses:
Cost of operations	—	—	70,541	56,710	3,113	—	—	130,364
Sales and marketing	—	—	14,529	4,875	3,302	—	—	22,706
General and administrative	—	—	26,136	7,159	9,314	21	—	42,630
Provision for (recovery of) uncollectible accounts	—	—	(319)	(284)	(90)	—	—	(693)
Depreciation and amortization	—	—	23,247	8,863	1,175	—	—	33,285
Restructuring	—	—	1,788	1,057	—	—	—	2,845

	—	—	135,922	78,380	16,814	21	—	231,137

Operating income	—	—	52,299	24,615	(11,986)	(21)	—	64,907

Other income (expense), net
Income from equity investment	631	9,951	35,974	—	—	—	(46,556)	—
Interest income	—	—	22,130	230	100	46,432	(67,927)	965
Interest expense	—	—	(100,444)	(21,495)	(93)	—	67,927	(54,105)
Other, net	—	—	(8)	—	(267)	—	—	(275)

	631	9,951	(42,348)	(21,265)	(260)	46,432	(46,556)	(53,415)

Income (loss) from continuing operations before provision for income taxes	631	9,951	9,951	3,350	(12,246)	46,411	(46,556)	11,492
Provision for income taxes	—	9,320	9,320	1,305	—	16,244	(26,869)	9,320

Income (loss) from continuing operations	631	631	631	2,045	(12,246)	30,167	(19,687)	2,172

Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	—	(1,541)	—	—	(1,541)

Net income (loss)	631	631	631	2,045	(13,787)	30,167	(19,687)	631
Preferred unit dividends	(22,952)	(33,340)	—	(12,390)	—	—	45,730	(22,952)

Net income (loss) attributable to common unitholders/shareholders	$(22,321)	$(32,709)	$631	$(10,345)	$(13,787)	$30,167	$26,043	$(22,321)

CONSOLIDATING STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 14, 2002 TO DECEMBER 31, 2002

	Syniverse LLC	Syniverse Inc.	Syniverse	Syniverse Networks	Syniverse Brience	Syniverse Finance	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$631	$631	$631	$2,045	$(13,787)	$30,167	$(19,687)	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	31,924	8,863	1,175	—	—	41,962
Recovery of uncollectible accounts	—	—	(319)	(284)	(90)	—	—	(693)
Deferred income tax benefit	—	—	6,284	2,589	—	—	—	8,873
Income from equity investment	(631)	(9,951)	(35,974)	—	—	—	46,556	—
Loss on disposition of property				—	1,472	—	—	1,472
Changes in operating assets and liabilities:
Accounts receivable	—	—	13,200	(7,989)	2,264	—	—	7,475
Other current assets	—	—	(701)	—	(1,113)	—	—	(1,814)
Accounts payable	—	—	9,182	—	(183)	2,895	(16,244)	(4,350)
Other current liabilities	—	9,320	7,901	—	5	1	(10,625)	6,602
Other assets	—	—	—	—	(393)	—	—	(393)

Net cash provided by operating activities	—	—	32,128	5,224	(10,650)	33,063	—	59,765

Cash flows from investing activities
Capital expenditures	—	—	(7,054)	(5,224)	—	—	—	(12,278)
Dividends received from equity investment	—	—	33,082	—	—	—	(33,082)	—

Net cash provided by (used in) investing activities	—	—	26,028	(5,224)	—	—	(33,082)	(12,278)

Cash flows from financing activities
Dividends paid	—	—	—	—	—	(33,082)	33,082	—
Excess cash received at purchase date	—	—	1,859	—	—	25	—	1,884
Principal payments on long-term debt	—	—	(15,000)	—	(641)	—	—	(15,641)
Retirement of short-term debt	—	—	(30,430)	—	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	—	(9)

Net cash used in financing activities	—	—	(43,580)	—	(641)	(33,057)	33,082	(44,196)

Net increase in cash	—	—	14,576	—	(11,291)	6	—	3,291
Cash at beginning of period	—	—	25,000	—	13,899	—	—	38,899

Cash at end of period	$—	$—	$39,576	$—	$2,608	$6	$—	$42,190

Schedule II—Valuation and Qualifying Accounts

Syniverse Holdings, LLC and Predecessor

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)		Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$3,561	$2,207		$(2,203	)(1)	$3,565
Period from January 1, 2002 to February 13, 2002	$3,565	$1,340		$(447	)(1)	$4,458
Period from February 14, 2002 to December 31, 2002	$4,458	$(693	)(2)	$(1,341	)(1)	$2,424
Year ended December 31, 2003	$2,424	$466		$(355	)(1)	$2,535

(1)	Write-offs of uncollectible accounts
(2)	Reduction of estimated allowance

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at end of Period
Accrual for restructuring:
Year ended December 31, 2001	$—	$—	$—		$—
Period from January 1, 2002 to February 13, 2002	$—	$—	$—		$—
Period from February 14, 2002 to December 31, 2002			(3,901	)(1)
	$3,333	$2,845	$(666	)(2)	$1,611
Year ended December 31, 2003	$1,611	$2,164	$(3,775	)(1)	$—

(1)	Payments
(2)	Reduction related to change in estimates of amounts reserved.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)	Balance at end of Period
Valuation allowance for deferred income taxes:
Year ended December 31, 2001	$—	$—		$—	$—
Period from January 1, 2002 to February 13, 2002	$—	$—		$—	$—
Period from February 14, 2002 to December 31, 2002	$—	$39,261	(1)	$—	$39,261
Year ended December 31, 2003	$39,261	$33,735	(1)	$—	$72,996

(1)	FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of September 2005.

SYNIVERSE TECHNOLOGIES, INC.

By:	/S/ RAYMOND L. LAWLESS
Raymond L. Lawless Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/s/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2005

/S/ RAYMOND L. LAWLESS Raymond L. Lawless	Chief Financial Officer and Director (Principal Accounting Officer)	September 23, 2005

/s/ DAVID A. DONNINI David A. Donnini	Director	September 23, 2005

/s/ COLLIN E. ROCHE Collin E. Roche	Director	September 23, 2005

/s/ ODIE C. DONALD Odie C. Donald	Director	September 23, 2005

/s/ TONY G. HOLCOMBE Tony G. Holcombe	Director	September 23, 2005

/s/ ROBERT J. MARINO Robert J. Marino	Director	September 23, 2005

/s/ JOHN C. HOFFMAN John C. Hoffman	Director	September 23, 2005

/S/ JAMES B. LIPHAM James B. Lipham	Director	September 23, 2005

/S/ JACK PEARLSTEIN Jack Pearlstein	Director	September 23, 2005

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

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated December 7, 2001, by and between TSI Telecommunication Holdings, Inc. and Verizon Information Services Inc.(1)

2.2	Amended and Restated Agreement of Merger, dated December 7, 2001, as amended and restated as of January 14, 2002, by and among TSI Telecommunication Holdings, Inc., TSI Merger Sub, Inc., Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

2.3	Asset Transfer Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and TSI Network Services Inc.(1)

3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.(1)

**3.1.1	Restated Certificate of Incorporation of Syniverse Technologies, Inc.

3.2	Bylaws of TSI Telecommunication Services Inc.(1)

3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.(1)

3.4	Bylaws of TSI Telecommunication Holdings, Inc.(1)

3.5	Amended and Restated Certificate of Incorporation of TSI Network Services Inc. (1)

3.6	Bylaws of TSI Network Services Inc.(1)

3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.(1)

**3.7.1	Restated Certificate of Formation of Syniverse Holdings, LLC.

3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.(1)

3.9	Certificate of Incorporation of TSI Finance Inc.(1)

3.10	Bylaws of TSI Finance Inc.(1)

3.11	Amendment No. 1 to Amended and Restated Certificate of Incorporation of TSI Telecommunication Network Services, Inc.(6)

3.12	Limited Liability Company Operating Agreement of TSI Brience, LLC.(6)

4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.(1)

4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.(1)

4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.(1)

4.5	Form of Rule 144A Global Note.(1)

4.6	Form of Regulation S Global Note.(1)

4.7	Form of Exchange Note.(1)

10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.(1)

Exhibit No.	Description
10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.(1)

10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.(1)

10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

†10.5	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.(1) as amended by that certain Amendment to Senior Management Agreement, dated April 1, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and G. Edward Evans.(2)

†10.6	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.(1)

†10.7	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.(1)

†10.8	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.(1)

†10.9	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.(1)

†10.10	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.(1)

†10.11	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.(1)

†10.12	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.(1)

†10.13	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.(1)

†10.14	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.(1)

†10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.(1)

10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.(1)

10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.(1)

10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.(1)

10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.(1)

Exhibit No.	Description
10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.(1)

10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.(1)

10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.(1)

10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.(1)

10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.(1)

10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services Inc.(1)

10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.(1)

10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.(1)

10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services Inc.(1)

10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services Inc.(1)

†10.31	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.(1)

†10.32	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.(1)

†10.33	Form of Nonqualified Stock Option Agreement for Non-Management.(1)

†10.34	TSI Telecommunication Holdings, Inc. Non-employee Directors Stock Option Plan.(9)

†10.35	Form of Nonqualified Stock Option Agreement for Non-employee Directors.(9)

†10.36	Senior Management Agreement, dated June 3, 2002 among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Charles A. Drexler.(9)

†10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Linda Hermansen.(3)

†10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Gilbert Mosher.(3)

†10.39	Senior Management Agreement, dated May 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and Eugene Bergen Henegouwen.(2)

†10.40	Senior Management Agreement, dated August 14, 2003, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc, and Paul Corrao.(7)

10.41	First Amendment to Credit Agreement, dated as of September 25, 2003, by and among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc.(4)

10.42	Agreement and Plan of Merger, dated as of July 15, 2003, by and among TSI Telecommunication Network Services Inc., TSI Brience, LLC, Brience, Inc., and the Seller Parties named therein.(5)

Exhibit No.	Description
10.43	Exchange Agreement, dates as of July 23, 2003, by and among the Parent and the persons listed on the signature page thereto under the heading “Exchanging Parities”.(5)

10.44	Contribution Agreement, dates as of July 23, 2003, by and among GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and TSI Telecommunication Holdings, LLC.(5)

10.45	Second Amendment to Credit Agreement, dated as of March 11, 2004, by and among Syniverse Holdings, LLC, Syniverse Holdings, Inc., Syniverse Technologies, Inc., the lenders signatory thereto, and Lehman Commercial Paper Inc.(8)

**10.46	Agreement relating to the sale and purchase of the entire issued share capital of Softwright Holdings Limited, dated as of December 19, 2003, by and among TSI Telecommunication Services Inc. and the Vendors named therein.

†**10.47	Senior Management Agreement, dated December 8, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services Inc. and F. Terry Kremian.

**12.1	Computation of ratio of earnings to fixed charges.

**14.1	Code of Ethics of Syniverse Technologies, Inc.

**21.1	Subsidiaries of Syniverse Holdings, LLC.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Executive Officer.

*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 333-88168-1).
(3)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-88168-1).
(4)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated September 25, 2003 (File No. 333-88168-1).
(5)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K dated July 23, 2003 (File No. 33-88168-1).
(6)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 2 (Registration No. 333-99293).
(7)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 333-88168-1).
(8)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Current Report on Form 8-K filed on March 16, 2004 (File No. 333-88168).
(9)	Incorporated by reference to the Registrants’ Registration Statement on Form S-1 filed September 6, 2002 (Registration No. 333-99293).
*	Filed herewith.
**	Previously filed.
†	Compensatory plan or agreement.