Form 10-Q
period 2009-06-30
SYNIVERSE TECHNOLOGIES INC; SYNIVERSE HOLDINGS INC
filed 2009-08-07
CIK 1172203, 1169264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-32432

                                                          333-88168

SYNIVERSE HOLDINGS, INC.

SYNIVERSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0041666
Delaware	06-1262301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8125 Highwoods Palm Way

Tampa, Florida 33647

(Address of principal executive office)

(Zip code)

(813) 637-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of August 5, 2009

Syniverse Holdings, Inc.: 68,757,763 shares of common stock, $0.001 par value

Syniverse Technologies, Inc.: 2,000 shares of common stock, no par value,

all of which are owned by Syniverse Holdings, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$187,846	$165,605
Accounts receivable, net of allowances of $4,018 and $2,347, respectively	86,005	88,782
Prepaid and other current assets	30,626	20,971

Total current assets	304,477	275,358

Property and equipment, net	54,749	50,251
Capitalized software, net	59,752	60,184
Deferred costs, net	8,255	7,288
Goodwill	601,588	596,662
Identifiable intangibles, net	199,508	208,518
Other assets	1,701	1,573

Total assets	$1,230,030	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,049	$7,311
Accrued payroll and related benefits	7,275	20,111
Accrued interest	5,177	5,160
Accrued income taxes	2,168	9,891
Deferred revenues	3,916	4,260
Other accrued liabilities	27,552	28,975
Current portion of Term Note B	3,427	3,431

Total current liabilities	61,564	79,139

Long-term liabilities:
Deferred tax liabilities	73,625	65,546
7 3/4% senior subordinated notes due 2013	175,000	175,000
Term Note B, less current maturities	333,237	335,382
Other long-term liabilities	10,089	8,925

Total liabilities	653,515	663,992

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,300,000 shares authorized; 68,930,279 shares issued and 68,738,281 shares outstanding and 68,847,632 shares issued and 68,455,634 shares outstanding at June 30, 2009 and December 31, 2008, respectively	68	68
Additional paid-in capital	474,768	471,524
Retained earnings	115,878	83,315
Accumulated other comprehensive loss	(15,173)	(19,035)
Common stock held in treasury, at cost; 191,998 and 391,998 at June 30, 2009 and December 31, 2008, respectively.	(15)	(30)

Total Syniverse Holdings, Inc. stockholders’ equity	575,526	535,842
Noncontrolling interest	989	—

Total equity	576,515	535,842

Total liabilities and equity	$1,230,030	$1,199,834

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$113,478	$127,619	$222,402	$243,264

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	40,904	41,589	80,862	79,567
Sales and marketing	8,835	12,200	17,523	22,954
General and administrative	17,005	19,868	34,003	38,010
Depreciation and amortization	14,037	13,791	27,621	27,424
Restructuring	—	—	—	17

	80,781	87,448	160,009	167,972

Operating income	32,697	40,171	62,393	75,292
Other income (expense), net:
Interest income	49	482	241	912
Interest expense	(7,495)	(9,407)	(14,851)	(19,127)
Other, net	851	(272)	1,134	(215)

	(6,595)	(9,197)	(13,476)	(18,430)

Income before provision for income taxes	26,102	30,974	48,917	56,862
Provision for income taxes	9,624	10,622	16,407	21,117

Net income	16,478	20,352	32,510	35,745
Less: Net loss attributable to noncontrolling interest	(53)	—	(53)	—

Net income attributable to Syniverse Holdings, Inc.	$16,531	$20,352	$32,563	$35,745

Net income per common share:
Basic	$0.24	$0.30	$0.47	$0.53

Diluted	$0.24	$0.30	$0.47	$0.52

Weighted average common shares outstanding:
Basic	67,945	67,619	67,907	67,564

Diluted	68,029	67,740	67,980	67,649

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$32,510	$35,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	28,481	28,309
Provision for (recovery of) uncollectible accounts	356	(153)
Deferred income tax expense	5,604	13,991
Stock-based compensation	3,015	2,424
Other, net	66	18
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,320	(13,766)
Other current assets	(9,626)	(3,266)
Accounts payable, accrued payroll and related benefits	(7,967)	2,096
Other current liabilities	(7,946)	(1,146)
Other assets and liabilities	2,461	(126)

Net cash provided by operating activities	50,274	64,126

Cash flows from investing activities
Capital expenditures	(20,936)	(20,361)
Acquisition of Wireless Solutions International, net of acquired cash	(3,182)	—
Acquisition of BSG Wireless, net of acquired cash	—	(823)

Net cash used in investing activities	(24,118)	(21,184)

Cash flows from financing activities
Principal payments on senior credit facility	(1,705)	(1,786)
Issuances of stock under employee stock purchase plan	415	388
Issuance of stock for stock options exercised	95	1,391
Minimum tax withholding on restricted stock awards	(266)	(429)
Purchase of treasury stock	—	(1)
Capital contribution from noncontrolling interest in a joint venture	981	—

Net cash used in financing activities	(480)	(437)

Effect of exchange rate changes on cash	(3,435)	1,184

Net increase in cash	22,241	43,689
Cash at beginning of period	165,605	49,086

Cash at end of period	$187,846	$92,775

Supplemental cash flow information
Interest paid	$13,327	$15,180
Income taxes paid	21,768	6,367

See Notes to Condensed Unaudited Consolidated Financial Statements

SYNIVERSE HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. We were incorporated in Delaware on November 9, 2001 and completed our initial public offering on February 10, 2005. For over 20 years, including our time as part of our former parent company, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS), Mobile Instant Messaging (MIM), number portability and wireless value-added services. We currently provide our services to more than 650 operators in over 140 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Syniverse Holdings, Inc. (Syniverse, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. We have evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, which is the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were filed with the Securities and Exchange Commission. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of Syniverse Holdings, Inc., all of its wholly owned subsidiaries and a variable interest entity (VIE) for which Syniverse, Inc. is deemed to be the primary beneficiary. References to “the Company”, “us”, or “we” include all of the consolidated companies. Noncontrolling interest is recognized for the portion not owned by us of a consolidated joint venture. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The majority of our revenues are transaction-based charges under long-term contracts, typically averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services under the terms of the expired contract on a month-to-month billing schedule as we negotiate new agreements or renewals. Our revenues are primarily the result of the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database queries to wireless operators throughout the world. Generally, there is a seasonal increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

•

Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming clearinghouse, SMS services, MMS services, DataNet services, interstandard roaming solutions and Mobile Data Roaming (MDR) services, revenues vary based on the number or size of data/messaging records provided to us by wireless operators for aggregation, translation and distribution among operators. We recognize revenues at the time the transactions are processed. For our financial clearinghouse and settlement services, revenues vary based on the number of invoices or roaming agreements managed on the customer’s behalf. We recognize revenues at the time the services are performed. Additionally, we provide solutions with multiple product and service elements which may include software and hardware products, as well as installation services, post-contract customer support and training. In those cases, we recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

•

Number Portability Services primarily generate revenues by charging per-transaction processing fees, monthly fixed fees, and fees for customer implementations. We recognize processing revenues at the time the transactions are processed. We recognize monthly fixed fees as revenues on a monthly basis as the services are performed. We defer revenues and incremental customer-specific costs related to customer implementations and recognize these fees and costs on a straight-line basis over the life of the initial customer agreements.

•

Call Processing Services primarily generate revenues by charging per-transaction processing fees. The per-transaction fee is based on the number of validation, authorization and other call processing messages generated by wireless subscribers. We recognize processing fee revenues at the time the transactions are processed.

•	Enterprise Solutions primarily generate revenues by charging per-subscriber fees. We recognize these revenues at the time the service is performed.

•

Off-Network Database Queries primarily generate revenues by providing access to database providers. We pass these charges onto our customers, with little or no margin, based upon the charges we receive from the third party intelligent network database providers. We recognize revenues at the time the transactions are processed.

Net Income Per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net income per common share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution from the exercise of stock options and restricted stock.

On January 1, 2009, we adopted FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128. Certain of our unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, we used the two-class method in the computation of earnings per share for the three and six months ended June 30, 2009 and retrospectively adjusted our net income per common share data for the three and six months ended June 30, 2008 to conform with the provisions in FSP EITF 03-6-1.

The following table displays the computation of net income per common share using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted net income per common share:
Net income	$16,478	$20,352	$32,510	$35,745
Less: net income allocated to restricted stock	(156)	(226)	(289)	(409)

Net income available to common shareholders	$16,322	$20,126	$32,221	$35,336

Determination of basic and diluted shares:
Basic weighted-average common shares outstanding	67,945,059	67,618,711	67,906,908	67,563,617
Potentially dilutive stock options and restricted stock	83,534	121,095	73,309	85,503

Diluted weighted-average common shares outstanding	68,028,593	67,739,806	67,980,217	67,649,120

Basic net income per common share	$0.24	$0.30	$0.47	$0.53

Diluted net income per common share	$0.24	$0.30	$0.47	$0.52

For the six months ended June 30, 2009 and 2008, options to purchase 2,338,760 and 1,604,178 shares of common stock were outstanding during the periods but were not included in the computation of diluted net income per common share because their effect would be anti-dilutive. No additional securities were outstanding that could potentially dilute basic net income per common share that were not included in the computation of diluted net income per common share.

Comprehensive Income

Comprehensive income is comprised of changes in our currency translation adjustment account and net changes in the fair value of our interest rate swap. Comprehensive income, net of taxes, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$16,478	$20,352	$32,510	$35,745
Foreign currency translation adjustments (1)	13,040	209	3,582	6,177
Net change in fair value of interest rate swap (2)	252	—	341	—

Comprehensive income	$29,770	$20,561	$36,433	$41,922

(1)	Foreign currency translation adjustments are shown net of tax of $(1,944) and $495 for the three months ended June 30, 2009 and 2008, respectively, and net of tax of $2,065 and $(3,641) for the six months ended June 30, 2009 and 2008, respectively.
(2)	The change in fair value of the interest rate swap is shown net of tax of $160 and $0 for the three months ended June 30, 2009 and 2008, respectively, and net of tax of $143 and $0 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the allocation of total comprehensive income between shareholders of Syniverse Holdings, Inc. and the noncontrolling interest:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Shareholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total	Shareholders of Syniverse Holdings, Inc.	Noncontrolling Interest	Total
Net income	$16,531	$(53)	$16,478	$32,563	$(53)	$32,510
Foreign currency translation adjustments	12,979	61	13,040	3,521	61	3,582
Net change in fair value of interest rate swap	252	—	252	341	—	341

Comprehensive income	$29,762	$8	$29,770	$36,425	$8	$36,433

The balance in accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 was $15,173 and $19,035, respectively.

Joint Venture Interests

We hold a 5% interest in the joint venture mTLD Top Level Domain, Ltd., a joint venture formed to provide mobile data and content domain name registry services and development guidelines. We account for this investment using the cost method of accounting. As of June 30, 2009 and December 31, 2008, our investment was $888 and is included in other assets.

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Our economic interest in the joint venture is 37.5%. We expect to provide India’s telecommunications operators with number portability clearinghouse and centralized database solutions for the next 10 years. We have determined that the joint venture is a variable interest entity (VIE) under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R) provides a framework for identifying VIE’s and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. We have determined that we are the primary beneficiary of the joint venture. As a result, we have consolidated the joint venture in accordance with FIN 46(R).

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareholders of Syniverse Holdings, Inc. and equity attributable to the noncontrolling interest:

		Shareholders of Syniverse Holdings, Inc.
	Total	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest
Balance at December 31, 2008	$535,842	$68	$471,524	$83,315	$(19,035)	$(30)	$—
Comprehensive income (1)	36,425	—	—	32,563	3,862	—	8
Issuance of stock for stock-based compensation	95	—	95	—	—	—	—
Stock-based compensation	3,015	—	3,015	—	—	—	—
Issuances of stock under employee stock purchase plan	415	—	415	—	—	—	—
Minimum tax withholding on restricted stock awards	(266)	—	(266)	—	—	—	—
Purchase of treasury stock	—	—	(15)	—	—	15	—
Capital contribution from noncontrolling interest in a joint venture	—	—	—	—	—	—	981

Balance at June 30, 2009	$575,526	$68	$474,768	$115,878	$(15,173)	$(15)	$989

(1)	The allocation of the individual components of comprehensive income attributable to shareholders of Syniverse Holdings, Inc. and the noncontrolling interests is disclosed in the comprehensive income section of Note 2.

Customer Accounts

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheet. The off-balance sheet amounts totaled approximately $131,646 and $101,311 as of June 30, 2009 and December 31, 2008, respectively.

Derivative Instruments and Hedging Activities

We account for derivative financial instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives are recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. We have designated our interest rate swap as a cash flow hedge that effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. We do not hold or enter into financial instruments for speculative trading purposes. See Note 7 for more information on our interest rate swap.

Foreign Currencies

We have significant operations in subsidiaries in Europe, primarily the United Kingdom and Germany, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and six months ended June 30, 2009, we recorded foreign currency transaction gains of $847 and $1,134, respectively. For the three and six months ended June 30, 2008, we recorded foreign currency transaction gains of $272 and $215, respectively.

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. Dollar are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates during the period.

Segment Information

For all periods reported, we operated as a single segment, since our chief operating decision maker decides resource allocations on the basis of our consolidated financial results. For the three months ended June 30, 2009 and 2008, we derived 68.9% and 68.0%, respectively, of our revenues from customers in the United States. For the six months ended June 30, 2009 and 2008, we derived 68.4% and 67.5%, respectively, of our revenues from customers in the United States.

Revenues by service offerings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Technology Interoperability Services	$66,343	$80,209	$129,263	$148,911
Network Services	30,819	31,643	60,794	61,384
Number Portability Services	7,788	6,435	15,028	13,385
Call Processing Services	6,435	7,313	13,592	15,702
Enterprise Solutions	390	634	780	1,419
Off-Network Database Queries	1,703	1,385	2,945	2,463

Total Revenues	$113,478	$127,619	$222,402	$243,264

Revenues by geographic region, based on the “bill to” location on the invoice, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North America	$81,731	$90,932	$159,940	$173,145
Asia Pacific	9,406	11,855	18,871	22,073
Caribbean and Latin America	7,707	7,456	15,658	15,315
Europe, Middle East and Africa	12,931	15,991	24,988	30,268
Off-Network Database Queries (i)	1,703	1,385	2,945	2,463

Total Revenues	$113,478	$127,619	$222,402	$243,264

(i)	Off-Network Database Queries are not allocated to geographic regions.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. During the six months ended June 30, 2009 and 2008, the effective tax rate was 33.5% and 37.1%, respectively. During the six months ended June 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1,443 due to an adjustment for an item believed to be non-deductible in prior periods.

We, and our eligible subsidiaries, file a consolidated U.S. federal income tax return. All subsidiaries incorporated outside of the U.S. are consolidated for financial reporting purposes, however, they are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been recorded for these entities. We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying consolidated statements of income.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted SFAS 141R on January 1, 2009. The adoption of SFAS 141R did not have a significant impact on our consolidated financial statements, and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009. Adoption of SFAS 165 did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

4. Acquisition of Wireless Solutions International

On May 15, 2009, we acquired Wireless Solutions International (WSI) pursuant to an Asset Purchase Agreement. Under the Purchase Agreement, we acquired all of the assets of WSI for an aggregate purchase price of $3,572 which was funded by existing cash balances and an award of 200,000 shares of common stock to WSI and five individuals. These five individuals, along with the sole shareholder of WSI at the time of its acquisition, became employees of the Company on the closing date. Each award of shares has been placed into escrow and will be disbursed in 32 months if certain employment conditions are met.

The transaction was accounted for under the acquisition method in accordance with SFAS 141R. The total purchase price of $3,572 was allocated to the assets and liabilities, on a preliminary basis, based upon their estimated fair value as of the date of the acquisition. As a result, the purchase price allocation is not yet finalized and preliminary estimates and assumptions are subject to change. Assets acquired primarily consisted of $389 of cash, $489 of accounts receivables, $700 of software technology, $200 of customer relationships as well as liabilities assumed of $578. Goodwill in the amount of $2,443 was recorded in relation to this acquisition. The common stock award of 200,000 shares was issued from treasury shares and will be accounted for as stock-based compensation due to the employment conditions of the award.

WSI provides a GSM Association (GSMA)-certified Open Connectivity roaming hub and global managed roaming and wireless network solutions that will further enhance Syniverse’s global roaming reach. The acquisition of WSI will extend Syniverse’s relationships with a number of existing customers and introduce new relationships with several operators across the Americas.

5. Goodwill

The changes to the carrying value of goodwill during the six months ended June 30, 2009 were as follows:

Goodwill balance as of December 31, 2008	$596,662
WSI acquisition	2,443
Effect of foreign currency translation	2,483

Goodwill balance as of June 30, 2009	$601,588

6. Stock-Based Compensation

Syniverse has three stock-based compensation plans, the Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse, Inc., the Directors’ Stock Option Plan, which provides for grants to independent directors, and the 2006 Long-Term Equity Incentive Plan, which provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards or any combination of the foregoing.

The impact to our income from operations of recording stock-based compensation for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of operations	$67	$74	$106	$81
Sales and marketing	456	353	680	617
General and administrative	1,385	920	2,229	1,726

Total stock-based compensation	$1,908	$1,347	$3,015	$2,424

The following table summarizes information about our stock option activity:

Stock Options	Shares
Outstanding at December 31, 2008	1,785,877
Granted	593,450
Exercised	(8,121)
Cancelled or expired	(32,446)

Outstanding at June 30, 2009	2,338,760

Exercisable at June 30, 2009	808,662

Changes in our restricted stock were as follows:

Restricted Stock	Shares
Unvested at December 31, 2008	604,800
Granted	70,880
Vested	(18,000)
Forfeited	(120,400)

Unvested at June 30, 2009	537,280

We issued 8,121 and 103,865 shares related to stock option exercises during the six months ended June 30, 2009 and 2008, respectively. We issued 60,950 and 30,806 shares related to the employee stock purchase plan during the six months ended June 30, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

Stock Options

The fair values of stock option grants are amortized as compensation expense, reduced for estimated forfeitures, on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to February 10, 2005, Syniverse, Inc.’s common stock was not traded on public markets. Therefore, a volatility of 0% was used in the Black-Scholes option valuation model for options issued prior to our initial public offering. We use average historical volatility for options issued subsequent to our initial public offering.

Option Plans

On May 16, 2002, our Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of Syniverse Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002, which provided for grants to independent directors to purchase up to 20,000 shares upon election to the board. The plans had a term of five years and provided for the granting of options to purchase shares of Syniverse, Inc.’s non-voting Class B common stock. As part of our initial public offering, we reclassified the Class B common stock into our common stock and hence all of our options now provide for the purchase of our common stock.

Under the plans, the options have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option will not be less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of Syniverse, Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of Syniverse, Inc. reserved 402,400 shares of common stock, par value $.001 per share for issuance under the Founders’ plan and 160,360 shares under the Directors’ plan.

Both the Founder’s Stock Option Plan and the Directors’ Stock Option Plan have expired and the Board of Syniverse, Inc. no longer grants options under these plans. As of June 30, 2009, there were options to purchase 129,333 shares outstanding under the Founder’s Stock Option Plan and options to purchase 100,240 shares outstanding under the Directors’ Stock Option Plan.

All options issued under the plans are presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option has an exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Generally, the options under these plans vest 20% after the first year and 5% per quarter thereafter.

2006 Long-Term Equity Incentive Plan

On May 9, 2006, our Board of Directors adopted the 2006 Long-Term Equity Incentive Plan (the Incentive Plan). The Incentive Plan provides incentive compensation through grants of incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance awards, or any combination of the foregoing. The Incentive Plan is designed to allow for the grant of long term incentive awards that conform to the requirements for tax deductible “performance based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Under the Incentive Plan, 6,000,000 shares of common stock were authorized for issuance, of which 1,000,000 shares may be issued as restricted stock, restricted stock units or performance shares. The number of shares and price per share is determined by the Compensation Committee (the Committee) for those awards granted. However, the exercise price of any option may not be less than 100% of the fair market value of a share of common stock on the date of grant and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of Syniverse, Inc.’s voting power may not be less than 110% of the fair market value on the date of grant. Those eligible to participate in the Incentive Plan are limited to directors (including non-employee directors), officers (including non-employee officers) and employees of Syniverse, Inc. and its subsidiaries selected by the Committee, including participants located outside the United States. Determinations made by the Committee under the Incentive Plan need not be uniform and may be made selectively among eligible individuals under the Incentive Plan.

At the 2009 Annual Meeting of Shareholders held on May 8, 2009, the shareholders of Syniverse, Inc. approved the Syniverse Holdings, Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan (the Amended and Restated 2006 Plan). The Amended and Restated 2006 Plan includes 3,000,000 additional shares of the Company’s common stock all of which may be issued as restricted stock and that may be granted thereunder resulting in a total of 9,000,000 shares reserved and available for issuance pursuant to awards granted (or to be granted) under the Amended and Restated 2006 Plan.

As of June 30, 2009, there were 2,109,187 options outstanding, vesting 33 1/3% per year, which had been granted to certain directors, executive officers and other employees. As of June 30, 2009, there were 537,280 unvested restricted shares outstanding, vesting 20% per year, which had been granted to certain directors, executive officers and other employees.

Employee Stock Purchase Plan

On May 9, 2006, our Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “Purchase Plan”). All employees, including Directors who are employees and all employees of any subsidiary, are eligible to participate in any one or more of the offerings to purchase common stock under the Purchase Plan. Eligible employees may purchase a limited number of shares of Syniverse, Inc.’s common stock at 85% of the market value during a series of offering periods. The purchase price is set based on the price on the New York Stock Exchange at the close of either the first or the last trading day of the offering period, whichever is lower. The fair value of shares issued under the Purchase Plan is estimated on the commencement date of each offering period using the Black-Scholes option pricing model.

As of June 30, 2009, approximately 295,823 shares were reserved for future issuance. As of June 30, 2009, there were 142 enrollments under the Purchase Plan.

7. Derivative Instruments and Hedging Activities

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100,000 of our U.S.-denominated term loan under our senior credit facility to manage interest rate risk. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations for the next two years. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

We have designated the interest rate swap as a cash flow hedge in accordance with SFAS 133. The counterparty to this interest rate swap agreement is a major financial institution, and we do not anticipate nonperformance by this counterparty. Changes in the fair value of the interest rate swap that are effective are recorded in accumulated other comprehensive income (loss). There was no ineffective portion of the swap for the three and six months ended June 30, 2009. As of June 30, 2009, the fair value of our interest rate swap (based on Level 2 inputs) is $2,441, which is recorded in other long-term liabilities in the consolidated balance sheets. Accumulated other comprehensive loss related to the interest rate swap at June 30, 2009 and December 31, 2008 was $2,925 and $2,441, respectively. For the six month period ended June 30, 2009, we recognized other comprehensive gain of $341, net of tax. During the six months ended June 30, 2009, $1,170 was reclassified into earnings as a result of payments on the variable interest associated with the floating debt. Over the next twelve months, we expect to reclassify $2,069 of losses on our interest rate swap from accumulated other comprehensive loss to earnings related to similar payments of variable interest associated with the floating debt.

Net Investment Hedge of a Foreign Operation

We have designated our Euro-denominated portion of our Term Note B as a net investment hedge of certain foreign operations. For the six months ended June 30, 2009, ($422) related to the revaluation of the debt from Euros to US dollars was included as a component of accumulated other comprehensive loss.

8. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1—Quoted prices for identical assets and liabilities in active markets.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs for the asset or liability.

As of June 30, 2009, we held certain items that are required to be measured at fair value on a recurring basis including an interest rate swap agreement. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximate their fair value due to their short maturity. The following item is measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap	$(2,441)	$—	$(2,441)	$—

We have elected to use the income approach to value our interest rate swap, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact.

The fair value of the 7 3/4% senior subordinated notes due 2013 is based upon quoted market prices in inactive markets for similar instruments (Level 2 as defined under SFAS No. 157). The fair value of the Term Note B is based upon quoted market prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157).

The carrying amounts and fair values of our long-term debt as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Note B	$336,664	$313,098	$338,813	$304,932

7 3/4% senior subordinated notes, due 2013	$175,000	$164,500	$175,000	$89,250

9. Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

10. Debt

On August 9, 2007, we entered into a $464,000 amended and restated credit agreement (the senior credit facility) with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the Guarantors) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

On May 4, 2009, we entered into an Amendment, Waiver, Resignation and Appointment Agreement, or the amendment, with Lehman Commercial Paper Inc., Bank of America, N.A., and certain of the other parties to the senior credit facility. Pursuant to the amendment, Lehman Commercial Paper has resigned as administrative agent and Bank of America has been appointed as successor administrative agent under the senior credit facility. The amendment also provides for other modifications of the senior credit facility including the termination of Lehman Commercial Paper’s commitments under our undrawn revolving credit lines of $28,200 and provides for Bank of America to extend commitments under our undrawn revolving credit lines of $10,000. This modification reduces our revolving credit lines from $62,000 to $43,800.

11. Supplemental Consolidating Financial Information

Syniverse Technologies, Inc.’s (Syniverse) payment obligations under the senior notes are guaranteed by Syniverse Holdings, Inc. (Syniverse, Inc.) and all domestic subsidiaries of Syniverse Holdings, Inc. including Syniverse Brience (collectively, the Guarantors). The results of Syniverse Technologies BV, Syniverse Holdings Limited, Perfect Profits International Limited and Syniverse Technologies Limited Luxembourg S.à r.l. are included as non-guarantors. Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for Syniverse Holdings, Inc., the Guarantors and the non-guarantor subsidiaries. The supplemental financial information reflects the investment of Syniverse Holdings, Inc. and Syniverse Technologies, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$160,232	$27,570	$—	$187,846
Accounts receivable, net of allowances	—	62,919	23,086	—	86,005
Accounts receivable - affiliates	5,373	4,530	459	(10,362)	—
Prepaid and other current assets	—	21,956	8,670	—	30,626

Total current assets	5,417	249,637	59,785	(10,362)	304,477

Property and equipment, net	—	50,843	3,906	—	54,749
Capitalized software, net	—	42,813	16,939	—	59,752
Deferred costs, net	—	8,255	—	—	8,255
Goodwill	—	364,498	237,090	—	601,588
Identifiable intangibles, net	—	148,031	51,477	—	199,508
Other assets	—	52,510	1,780	(52,589)	1,701
Investment in subsidiaries	571,614	269,566	—	(841,180)	—

Total assets	$577,031	$1,186,153	$370,977	$(904,131)	$1,230,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$9,361	$2,688	$—	$12,049
Accounts payable - affiliates	299	—	10,063	(10,362)	—
Accrued payroll and related benefits	248	4,174	2,853	—	7,275
Accrued interest	—	5,177	—	—	5,177
Accrued income taxes	(31)	343	1,856	—	2,168
Deferred revenues	—	474	3,442	—	3,916
Other accrued liabilities	—	20,930	6,622	—	27,552
Current portion of Term Note B	—	3,427	—	—	3,427

Total current liabilities	516	43,886	27,524	(10,362)	61,564

Long-term liabilities:
Deferred tax liabilities	—	57,224	16,401	—	73,625
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	333,237	—	—	333,237
Other long-term liabilities	—	5,192	57,486	(52,589)	10,089

Total liabilities	516	614,539	101,411	(62,951)	653,515

Stockholders’ equity:
Common stock	68	—	2,120	(2,120)	68
Additional paid-in capital	474,768	470,863	252,007	(722,870)	474,768
Retained earnings	115,878	115,878	27,317	(143,195)	115,878
Accumulated other comprehensive income (loss)	(15,173)	(15,112)	(11,878)	26,990	(15,173)
Common stock held in treasury, at cost	(15)	(15)	—	15	(15)

Total Syniverse Holdings, Inc. stockholders’ equity	575,526	571,614	269,566	(841,180)	575,526
Noncontrolling interest	989	—	—	—	989

Total Equity	576,515	571,614	269,566	(841,180)	576,515

Total liabilities and stockholders’ equity	$577,031	$1,186,153	$370,977	$(904,131)	$1,230,030

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$93,989	$19,489	$—	$113,478

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	68	34,362	6,474	—	40,904
Sales and marketing	456	4,515	3,864	—	8,835
General and administrative	1,385	11,735	3,885	—	17,005
Depreciation and amortization	—	10,613	3,424	—	14,037

	1,909	61,225	17,647	—	80,781

Operating income (loss)	(1,909)	32,764	1,842	—	32,697

Other income (expense), net:
Income from equity investment	17,696	2,270	—	(19,966)	—
Interest income	—	746	23	(720)	49
Interest expense	—	(7,495)	(720)	720	(7,495)
Other, net	—	122	729	—	851

	17,696	(4,357)	32	(19,966)	(6,595)

Income before provision for income taxes	15,787	28,407	1,874	(19,966)	26,102

Provision for income taxes	(691)	10,711	(396)	—	9,624

Net income	16,478	17,696	2,270	(19,966)	16,478
Less: Net loss attributable to noncontrolling interest	—	(53)	—	—	(53)

Net income attributable to Syniverse Holdings, Inc.	16,478	17,749	2,270	(19,966)	16,531

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$184,459	$37,943	$—	$222,402

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	107	67,703	13,052	—	80,862
Sales and marketing	680	9,986	6,857	—	17,523
General and administrative	2,228	24,705	7,070	—	34,003
Depreciation and amortization	—	21,128	6,493	—	27,621

	3,015	123,522	33,472	—	160,009

Operating income (loss)	(3,015)	60,937	4,471	—	62,393

Other income (expense), net:
Income from equity investment	34,435	5,901	—	(40,336)	—
Interest income	—	1,746	158	(1,663)	241
Interest expense	—	(14,851)	(1,663)	1,663	(14,851)
Other, net	—	(139)	1,273	—	1,134

	34,435	(7,343)	(232)	(40,336)	(13,476)

Income before provision for income taxes	31,420	53,594	4,239	(40,336)	48,917

Provision for income taxes	(1,090)	19,159	(1,662)	—	16,407

Net income	32,510	34,435	5,901	(40,336)	32,510
Less: Net loss attributable to noncontrolling interest	—	(53)	—	—	(53)

Net income attributable to Syniverse Holdings, Inc.	32,510	34,488	5,901	(40,336)	32,563

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$32,510	$34,435	$5,901	$(40,336)	$32,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	21,988	6,493	—	28,481
Provision for uncollectible accounts	—	285	71	—	356
Deferred income tax benefit (expense)	—	5,825	(221)	—	5,604
Income from equity investment	(34,435)	(5,901)	—	40,336	—
Stock-based compensation	3,015	—	—	—	3,015
Other, net	—	61	5	—	66
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(2,794)	6,114	—	3,320
Other current assets	—	(11,171)	1,545	—	(9,626)
Accounts payable, accrued payroll and related benefits	—	(1,747)	(6,220)	—	(7,967)
Other current liabilities	(1,090)	2,248	(9,104)	—	(7,946)
Other assets and liabilities	(244)	(2,446)	5,151	—	2,461

Net cash provided by (used in) operating activities	(244)	40,783	9,735	—	50,274

Cash flows from investing activities
Capital expenditures	—	(18,784)	(2,152)	—	(20,936)
Acquisition of Wireless Solutions International, net of acquired cash	—	(3,182)	—	—	(3,182)

Net cash used in investing activities	—	(21,966)	(2,152)	—	(24,118)

Cash flows from financing activities
Principal payments on senior credit facility	—	(1,705)	—	—	(1,705)
Principal payments on Highwoods note	—	25,626	(25,626)	—	—
Issuances of stock under employee stock purchase plan	415	—	—	—	415
Issuance of stock for stock options exercised	95	—	—	—	95
Minimum tax withholding on restricted stock awards	(266)	—	—	—	(266)
Capital contribution from noncontrolling interest in a joint venture	—	(792)	1,773	—	981

Net cash provided by (used in) financing activities	244	23,129	(23,853)	—	(480)

Effect of exchange rate changes on cash	—	(628)	(2,807)	—	(3,435)

Net increase in cash	—	41,318	(19,077)	—	22,241
Cash at beginning of period	44	118,914	46,647	—	165,605

Cash at end of period	$44	$160,232	$27,570	$—	$187,846

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$44	$118,914	$46,647	$—	$165,605
Accounts receivable, net of allowances	—	66,208	22,574	—	88,782
Accounts receivable - affiliates	5,122	8,004	4,448	(17,574)	—
Prepaid and other current assets	—	10,146	10,825	—	20,971

Total current assets	5,166	203,272	84,494	(17,574)	275,358

Property and equipment, net	—	47,277	2,974	—	50,251
Capitalized software, net	—	42,178	18,006	—	60,184
Deferred costs, net	—	7,288	—	—	7,288
Goodwill	—	361,318	235,344	—	596,662
Identifiable intangibles, net	—	153,833	54,685	—	208,518
Other assets	—	82,970	1,324	(82,721)	1,573
Investment in subsidiaries	531,184	256,988	—	(788,172)	—

Total assets	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,272	$4,039	$—	$7,311
Accounts payable - affiliates	298	—	16,858	(17,156)	—
Accrued payroll and related benefits	241	16,694	3,176	—	20,111
Accrued interest	—	5,160	418	(418)	5,160
Accrued income taxes	(31)	9,865	57	—	9,891
Deferred revenues	—	802	3,458	—	4,260
Other accrued liabilities	—	19,095	9,880	—	28,975
Current portion of Term Note B	—	3,431	—	—	3,431

Total current liabilities	508	58,319	37,886	(17,574)	79,139

Long-term liabilities:
Deferred tax liabilities	—	51,136	14,410	—	65,546
7 3/4% senior subordinated notes due 2013	—	175,000	—	—	175,000
Term Note B, less current maturities	—	335,382	—	—	335,382
Other long-term liabilities	—	4,103	87,543	(82,721)	8,925

Total liabilities	—	623,940	139,839	(100,295)	663,992

Stockholders’ equity:
Common stock	68	—	115	(115)	68
Additional paid-in capital	471,524	466,934	248,481	(715,415)	471,524
Retained earnings	83,315	83,315	27,860	(111,175)	83,315
Accumulated other comprehensive income (loss)	(19,035)	(19,035)	(19,468)	38,503	(19,035)
Common stock held in treasury, at cost	(30)	(30)	—	30	(30)

Total Syniverse Holdings, Inc. stockholders’ equity	535,842	531,184	256,988	(788,172)	535,842

Total liabilities and stockholders’ equity	$536,350	$1,155,124	$396,827	$(888,467)	$1,199,834

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$102,013	$25,606	$—	$127,619

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	74	34,067	7,448	—	41,589
Sales and marketing	353	7,646	4,201	—	12,200
General and administrative	920	15,616	3,332	—	19,868
Depreciation and amortization	—	10,314	3,477	—	13,791

	1,347	67,643	18,458	—	87,448

Operating income (loss)	(1,347)	34,370	7,148	—	40,171

Other income (expense), net:
Income from equity investment	21,236	6,014	—	(27,250)	—
Interest income	1	178	303	—	482
Interest expense	—	(9,407)	—	—	(9,407)
Other, net	—	(48)	(224)	—	(272)

	21,237	(3,263)	79	(27,250)	(9,197)

Income before provision for income taxes	19,890	31,107	7,227	(27,250)	30,974

Provision for income taxes	(462)	9,871	1,213	—	10,622

Net income	20,352	21,236	6,014	(27,250)	20,352

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$195,461	$47,803	$—	$243,264

Costs and expenses:
Cost of operations (excluding depreciation and amortization shown separately below)	81	64,956	14,530	—	79,567
Sales and marketing	617	14,579	7,758	—	22,954
General and administrative	1,726	29,545	6,739	—	38,010
Depreciation and amortization	—	20,513	6,911	—	27,424
Restructuring	—	17	—		17

	2,424	129,610	35,938	—	167,972

Operating income (loss)	(2,424)	65,851	11,865	—	75,292

Other income (expense), net:
Income from equity investment	37,268	10,635	—	(47,903)	—
Interest income	2	311	599	—	912
Interest expense	—	(19,127)	—	—	(19,127)
Other, net	—	(104)	(111)	—	(215)

	37,270	(8,285)	488	(47,903)	(18,430)

Income before provision for income taxes	34,846	57,566	12,353	(47,903)	56,862

Provision for income taxes	(899)	20,298	1,718	—	21,117

Net income	35,745	37,268	10,635	(47,903)	35,745

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

	Syniverse Inc.	Syniverse	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$35,745	$37,268	$10,635	$(47,903)	$35,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred debt issuance costs	—	21,520	6,789	—	28,309
Recovery of uncollectible accounts	—	(153)	—	—	(153)
Deferred income tax expense	—	14,045	(54)	—	13,991
Income from equity investment	(37,268)	(10,635)	—	47,903	—
Stock-based compensation	2,424	—	—	—	2,424
Other, net	—	18	—	—	18
Changes in operating assets and liabilities, net of acquisition:					—
Accounts receivable	—	(10,175)	(3,591)	—	(13,766)
Other current assets	—	(2,072)	(1,194)	—	(3,266)
Accounts payable, accrued payroll and related benefits	—	(1,664)	3,760	—	2,096
Other current liabilities	(899)	7,482	(7,729)	—	(1,146)
Other assets and liabilities	(1,351)	(52)	1,277	—	(126)

Net cash provided by (used in) operating activities	(1,349)	55,582	9,893	—	64,126

Cash flows from investing activities
Capital expenditures	—	(16,070)	(4,291)	—	(20,361)
Acquisition of BSG Wireless, net of acquired cash	—	(823)	—	—	(823)

Net cash used in investing activities	—	(16,893)	(4,291)	—	(21,184)

Cash flows from financing activities
Principal Payments on senior credit facility		(1,786)			(1,786)
Issuances of stock under employee stock purchase plan	388	—	—	—	388
Issuance of stock for stock options exercised	1,391	—	—	—	1,391
Minimum tax withholding on restricted stock awards	(429)	—	—	—	(429)
Purchase of treasury stock	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	1,349	(1,786)	—	—	(437)

Effect of exchange rate changes on cash	—	(1)	1,185	—	1,184

Net increase in cash	—	36,902	6,787	—	43,689
Cash at beginning of period	43	15,121	33,922	—	49,086

Cash at end of period	$43	$52,023	$40,709	$—	$92,775

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “seeks,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance and achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	expectations of growth of the global wireless telecommunications industry, including increases in wireless subscribers, wireless usage, roaming, mobile data, number portability and messaging;

•	increases in demand for our services due to growth of the global wireless telecommunications industry, greater technology complexity and the introduction of new and incompatible wireless technologies;

•	the effect of the current economic downturn on our business including our 2009 revenue and net income;

•	the sufficiency of our cash on hand, cash available from operations and cash available from our revolving line of credit to fund our operations, debt service and capital expenditures;

•	the failure to adapt to rapid technological changes in the telecommunications industry;

•	the impact of intense competition in our market for services, including the possible reduction in the price of our services;

•	the difficulties of successfully integrating our operations with the BSG Wireless operations;

•	the impact of the combination of Verizon Wireless and Alltel Corporation;

•	the impact of new products;

•	uncertain results from our continued expansion into international markets;

•	our stock price volatility and volatility in the market generally;

•	changes in accounting policies and procedures;

•	customer migrations from our services to in-house solutions;

•	fluctuations in currency exchange rates; and

•

other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (the “SEC”).

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business

We are a leading enabler of wireless voice and data services for telecommunications companies worldwide. For over 20 years, we have served as one of the wireless industry’s operator-neutral intermediaries, solving the challenges that arise as new technologies, standards and protocols emerge. Our data clearinghouse, network and technology services solve technical and operational challenges for the wireless industry by translating incompatible communication standards and protocols and simplifying operator interconnectivity. Our suite of transaction-based services allows operators to deliver seamless voice, data and next generation services to wireless subscribers, including wireless voice and data roaming, Short Message Service (SMS), Multimedia Messaging Services (MMS) and Mobile Instant Messaging (MIM), number portability and wireless value-added services.

Demand for our services is driven primarily by wireless voice and data traffic, subscriber roaming activity, SMS and MMS messaging, number porting and next generation IP applications. The global wireless telecommunications industry is expected to grow due to continued subscriber growth, increased usage and deployment of new services. In addition, subscriber adoption of new wireless technologies and services can also drive demand for our services due to the resulting increase in interoperability complexities. The global wireless industry relies on an extensive and complex set of communication standards, technical protocols, network interfaces and systems that must successfully communicate with one another in order to provide voice and data services to subscribers in their local markets and when roaming. The proliferation of these standards has resulted in technological incompatibilities, which are increasingly difficult to manage as new wireless technologies and services are introduced and deployed. We believe that as wireless usage expands and complexity continues to increase, the demand for our services will grow.

We have developed a broad set of innovative interoperability solutions in response to the evolving needs of our customers. Through our integrated suite of services, we enable operators to provide their customers with enhanced wireless services including:

•	national and international wireless voice and data roaming;

•	mobile data services, including SMS, MMS and MIM, across incompatible standards and protocols;

•	intelligent network services such as wireless number portability and advanced IP service offerings; and

•	prepaid applications and value-added roaming services.

Our service platforms also enable operators to rapidly and cost-effectively deploy next-generation wireless services including enhanced wireless data, wireless Voice-over-Internet Protocol, or VoIP, and wireless value-added services.

We provide our services to more than 650 operators in over 140 countries. We serve most of the largest global wireless operators including AT&T, Sprint/Nextel, T-Mobile, Verizon Wireless, America Moviles, Telefonica, China Telecom, KDDI, TeliaSonera, Vodafone, VimpelCom and SK Telecom. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Services

We provide an integrated suite of services to wireless telecommunications operators that meet the evolving technology requirements of the wireless industry. These services include:

•

Technology Interoperability Services. We operate one of the largest wireless data clearinghouses globally, enabling the accurate invoicing and settlement of domestic and global wireless roaming telephone calls and wireless data events. We also provide financial settlement services, SMS and MMS routing and translation, roaming fraud prevention services, interstandard roaming solutions and Mobile Data Roaming (MDR) services between operators. In addition, we have expanded our mobile data solutions to include interactive video and mobile broadband solutions, prepaid applications and value-added roaming services. Wireless operators send data records to our service platforms for processing, aggregation, translation and distribution between operators.

•

Network Services. We connect disparate wireless and fixed line operator networks and enable access to intelligent network database services like caller ID and provide translation and routing services to support the establishment and delivery of telephone calls through our SS7 hub. SS7 is the telecommunications industry’s standard network signaling protocol used by substantially all operators to enable critical telecommunications functions such as number portability, toll-free calling services and caller ID.

•

Number Portability Services. Our leading number portability services are used by many wireless operators, including most U.S. domestic operators, to enable wireless subscribers to switch service providers while keeping the same telephone number. We also provide these services to all wireless operators in Canada and Singapore.

•

Call Processing Services. We provide wireless operators with global call handling, signaling and fraud management solutions that enable wireless subscribers from one operator to make and accept telephone calls while roaming on another operator’s network.

•	Enterprise Solutions. Our enterprise wireless data management platform enables operators to offer large corporate customers reporting and analysis tools to manage telecom-related expenses.

•

Off-Network Database Queries. We provide our customers with the ability to connect to various third-party intelligent network database providers. These providers charge us a per-transaction fee for access to their databases, which we pass on to our customers with little or no margin.

Executive Overview

Second Quarter Financial Highlights

For the three months ended June 30, 2009, total revenue decreased $14.1 million, or 11.1%, to $113.5 million from $127.6 million for the same period in 2008. Net income decreased $3.9 million, or 19%, to $16.5 million for the three months ended June 30, 2009 from $20.4 million for the same period in 2008. Diluted earnings per share was $0.24 and $0.30 for the three months ended June 30, 2009 and 2008, respectively.

Technology Interoperability services revenues decreased $13.9 million, or 17.3%, to $66.3 million for the three months ended June 30, 2009 compared to $80.2 million for the same period in 2008. The revenue decrease was driven by decreases in data clearinghouse services primarily resulting from lower prices related to the renewal of the Verizon contract in September 2008 and the loss of MDR transactions between Alltel and Sprint resulting from the Alltel/Sprint insourcing initiative. In addition, our technology turnkey solutions offering has experienced lower sales due to delayed capital spending by operators in the Asia Pacific region. Number Portability services revenues increased $1.4 million, or 21%, to $7.8 million for the three months ended June 30, 2009 from $6.4 million for the same period in 2008 due to increased porting volumes. Network services revenues decreased $0.8 million, or 2.6%, to $30.8 million for the three months ended June 30, 2009 from $31.6 million for the same period in 2008. Revenues from Call Processing services, Enterprise Solutions and Off-Network Database Queries decreased a total of $0.8 million for the three months ended June 30, 2009 compared to the same period in 2008.

Business Developments

India Number Portability Services

In February 2009, we entered into a joint venture agreement to implement number portability services in India. Syniverse was awarded the license for Zone 1, which includes the service areas of Delhi, Mumbai and nine others. We expect to provide India’s telecommunications operators with number portability clearinghouse and centralized database solutions for the next 10 years. The service offering is dependent on completing the processing platform and database, operator readiness and regulatory confirmation of the implementation timeline.

Acquisition of Wireless Solutions International

On May 15, 2009, we acquired Wireless Solutions International (WSI). The acquisition was funded by a cash payment from our existing cash balances and common stock. The acquisition of this GSM Association (GSMA)-certified roaming hub provider will further enhance Syniverse’s global roaming reach. The acquisition of WSI will extend Syniverse’s relationships with a number of existing customers and introduce new relationships with several operators across the Americas.

2008 Events Affecting 2009

During 2008, there were several developments that we expect will impact our growth rates in 2009. These developments include the Verizon acquisition of Alltel and the Alltel/Sprint insourcing initiative. Each of these developments is described below.

Verizon Acquisition of Alltel

During the second quarter of 2008, Verizon Wireless (Verizon) announced that it would acquire Alltel Corporation (Alltel). Verizon completed its acquisition of Alltel in January 2009. The impact of the combination of these two customers on us ranges across a variety of services, and affects revenues we receive not only from Verizon and Alltel, but from other roaming partners as well. The revenue impact is dependent on Verizon’s integration schedule and our revenue and net income expectations for 2009 include very specific integration assumptions. These assumptions concern roaming traffic between Verizon and Alltel and other roaming traffic where Verizon has coverage but where Alltel currently uses a different roaming partner. The assumptions are based on the current and best information available to us and we can provide no assurance that the actual impact of this transaction will not be more or less than what is reflected in our 2009 revenue and net income expectations.

Alltel/Sprint Insourcing Initiative

In order to manage the expense associated with the significant volume growth in mobile data, Alltel and Sprint directly connected their IP backbone networks in January 2009. Thus, they no longer use Syniverse as a third party intermediary to manage the connectivity and exchange of billing records between their mobile data roaming platforms. Our revenue and net income expectations for 2009 include the impact of this insourcing initiative from the January 2009 effective date.

Revenues

Most of our revenues are transaction-based charges under long-term contracts, typically with terms averaging three years in duration. From time to time, if a contract expires and we have not previously negotiated a new contract or renewal with the customer, we continue to provide services on a month to month billing schedule under the terms of the expired contract as we negotiate new agreements or renewals. Most of the services and solutions we offer to our customers are based on applications, network connectivity and technology platforms owned and operated by us. We also generate revenues through the sale of software licenses, hardware and professional services. We generate our revenues through the sale of our technology interoperability services, network services, number portability services, call processing services, enterprise solutions and off-network database queries to telecommunications operators throughout the world. Generally, there is a slight increase in wireless roaming telephone usage and corresponding revenues in the high-travel months of our second and third fiscal quarters.

Future increases or decreases in revenues are dependent on many factors, such as industry subscriber growth, subscriber habits, and volume and pricing trends, with few of these factors known in advance. From time to time, specific events such as customer contract renewals at different terms, a customer contract termination, a customer’s decision to change technologies or to provide solutions in-house, or a consolidation of operators will be known to us and then we can estimate their impact on our revenues.

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative and depreciation and amortization.

•

Cost of operations includes data processing costs, network costs, facilities costs, hardware costs, licensing fees, personnel costs associated with service implementation, training and customer care and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•

General and administrative includes research and development expenses, a portion of the expenses associated with our facilities, business development expenses, and expenses for executive, finance, legal, human resources and other administrative departments and professional service fees relating to these functions. Our research and development expenses, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

•

Depreciation and amortization relate primarily to our property and equipment including our SS7 network, infrastructure facilities related to information management, capitalized software and other intangible assets recorded in purchase accounting.

Results of Operations

The following tables present an overview of our results of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	% of Revenues	Three Months Ended June 30, 2008	% of Revenues	2009 vs. 2008 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$66,343	58.5%	$80,209	62.9%	$(13,866)	(17.3)%
Network Services	30,819	27.1%	31,643	24.8%	(824)	(2.6)%
Number Portability Services	7,788	6.9%	6,435	5.0%	1,353	21.0%
Call Processing Services	6,435	5.7%	7,313	5.7%	(878)	(12.0)%
Enterprise Solutions	390	0.3%	634	0.5%	(244)	(38.5)%

Revenues excluding Off-Network Database
Queries	111,775	98.5%	126,234	98.9%	(14,459)	(11.5)%
Off-Network Database Queries	1,703	1.5%	1,385	1.1%	318	23.0%

Total revenues	113,478	100.0%	127,619	100.0%	(14,141)	(11.1)%

Costs and expenses:
Cost of operations	40,904	36.0%	41,589	32.6%	(685)	(1.6)%
Sales and marketing	8,835	7.8%	12,200	9.5%	(3,365)	(27.6)%
General and administrative	17,005	15.0%	19,868	15.6%	(2,863)	(14.4)%
Depreciation and amortization	14,037	12.4%	13,791	10.8%	246	1.8%

	80,781	71.2%	87,448	68.5%	(6,667)	(7.6)%

Operating income	32,697	28.8%	40,171	31.5%	(7,474)	(18.6)%

Other income (expense), net:
Interest income	49	0.1%	482	0.4%	(433)	(89.6)%
Interest expense	(7,495)	(6.6)%	(9,407)	(7.4)%	(1,912)	(20.3)%
Other, net	851	0.7%	(272)	(0.2)%	1,123	(412.9)%

	(6,595)	(5.8)%	(9,197)	(7.2)%	(2,602)	(28.3)%

Income before provision for income taxes	26,102	23.0%	30,974	24.3%	(4,872)	(15.7)%
Provision for income taxes	9,624	8.5%	10,622	8.3%	(998)	(9.4)%

Net income	16,478	14.5%	20,352	16.0%	(3,874)	(19.0)%
Less: Net loss attributable to noncontrolling interest	(53)	(0.1)%	—	0.0%	(53)	(100.0)%

Net income attributable to Syniverse Holdings, Inc.	$16,531	14.6%	$20,352	16.0%	$(3,927)	18.8%

	Six Months Ended June 30, 2009	% of Revenues	Six Months Ended June 30, 2008	% of Revenues	2009 vs. 2008 $	Change %
	(dollars in thousands)
Revenues:
Technology Interoperability Services	$129,263	58.1%	$148,911	61.2%	$(19,648)	(13.2)%
Network Services	60,794	27.3%	61,384	25.2%	(590)	(1.0)%
Number Portability Services	15,028	6.8%	13,385	5.5%	1,643	12.3%
Call Processing Services	13,592	6.1%	15,702	6.5%	(2,110)	(13.4)%
Enterprise Solutions	780	0.4%	1,419	0.6%	(639)	(45.0)%

Revenues excluding Off-Network Database
Queries	219,457	98.7%	240,801	99.0%	(21,344)	(8.9)%
Off-Network Database Queries	2,945	1.3%	2,463	1.0%	482	19.6%

Total revenues	222,402	100.0%	243,264	100.0%	(20,862)	(8.6)%

Costs and expenses:
Cost of operations	80,862	36.3%	79,567	32.7%	1,295	1.6%
Sales and marketing	17,523	7.9%	22,954	9.4%	(5,431)	(23.7)%
General and administrative	34,003	15.3%	38,010	15.6%	(4,007)	(10.5)%
Depreciation and amortization	27,621	12.4%	27,424	11.3%	197	0.7%
Restructuring	—	0.0%	17	0.0%	(17)	(100.0)%

	160,009	71.9%	167,972	69.0%	(7,963)	(4.7)%

Operating income	62,393	28.1%	75,292	31.0%	(12,899)	(17.1)%

Other income (expense), net:
Interest income	241	0.1%	912	0.4%	(671)	(73.6)%
Interest expense	(14,851)	(6.7)%	(19,127)	(7.9)%	(4,276)	(22.4)%
Other, net	1,134	0.5%	(215)	(0.1)%	1,349	627.4%

	(13,476)	(6.1)%	(18,430)	(7.6)%	(4,954)	(26.9)%

Income before provision for income taxes	48,917	22.0%	56,862	23.4%	(7,945)	(14.0)%
Provision for income taxes	16,407	7.4%	21,117	8.7%	(4,710)	(22.3)%

Net income	32,510	14.6%	35,745	14.7%	(3,235)	(9.1)%
Less: Net loss attributable to noncontrolling interest	(53)	(0.1)%	—	0.0%	(53)	(100.0)%

Net income attributable to Syniverse Holdings, Inc.	$32,563	14.7%	$35,745	14.7%	$(3,182)	(8.9)%

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenues

Total revenues decreased $14.1 million to $113.5 million for the three months ended June 30, 2009 from $127.6 million for the same period in 2008. Total revenues decreased $20.9 million to $222.4 million for the six months ended June 30, 2009 from $243.3 million for the same period in 2008. The decrease in revenues was primarily due to decreases in Technology Interoperability Services with lesser decline in Network Services, Call Processing Services and Enterprise Solutions offset in part by an increase in Number Portability Services and Off-Network Database Queries.

Technology Interoperability Services revenues decreased $13.9 million to $66.3 million for the three months ended June 30, 2009 from $80.2 million for the same period in 2008. Technology Interoperability Services revenues decreased $19.6 million to $129.3 million for the six months ended June 30, 2009 from $148.9 million for the same period in 2008. The revenue decrease was driven by decreases in data clearinghouse services primarily resulting from lower prices related to the renewal of the Verizon contract in September 2008 and the loss of MDR transactions between Alltel and Sprint resulting from the Alltel/Sprint insourcing initiative. In addition, our technology turnkey solutions offering has experienced lower sales due to delayed capital spending by operators in the Asia Pacific region.

Network Services revenues decreased $0.8 million to $30.8 million for the three months ended June 30, 2009 from $31.6 million for the same period in 2008. Network Services revenues decreased $0.6 million to $60.8 million for the six months ended June 30, 2009 from $61.4 million for the same period in 2008 primarily due to decreases in our intelligent network database services partially offset by growth in our SS7 network services.

Number Portability Services revenues increased $1.4 million to $7.8 million for the three months ended June 30, 2009 from $6.4 million for the same period in 2008. Number Portability Services revenues increased $1.6 million to $15.0 million for the six months ended June 30, 2009 from $13.4 million for the same period in 2008. The increase in revenues was primarily due to organic volume growth and our Singapore number portability services.

Call Processing Services revenues decreased $0.9 million to $6.4 million for the three months ended June 30, 2009 from $7.3 million for the same period in 2008. Call Processing Services decreased $2.1 million to $13.6 million for the six months ended June 30, 2009 from $15.7 million for the same period in 2008. The decrease in revenues was due to continued declines in our legacy fraud-related services and Signaling Solutions due to the September 2008 Verizon renewal and expected network migrations, which was partially offset by higher call processing volumes. We expect this decline to continue for our legacy fraud-related services.

Enterprise Solutions Services revenues decreased $0.2 million to $0.4 million for the three months ended June 30, 2009 from $0.6 million for the same period in 2008. Enterprise Solutions Services revenues decreased $0.6 million to $0.8 million for the six months ended June 30, 2009 from $1.4 million for the same period in 2008. The decrease in revenues was primarily due to a lower number of subscribers on our enterprise wireless data management platform. We expect this decline to continue.

Off-Network Database Queries revenues increased $0.3 million to $1.7 million for the three months ended June 30, 2009 from $1.4 million for the same period in 2008. Off-Network Database Queries revenues increased $0.4 million to $2.9 million for the six months ended June 30, 2009 from $2.5 million for the same period in 2008. The increase in revenues was primarily driven by increased volumes. We pass these off-network database query fees onto our customers, with little or no margin, based upon the charges we receive from the third-party database providers. We expect these services to decline in future periods.

Expenses

Cost of operations decreased $0.7 million to $40.9 million for the three months ended June 30, 2009 from $41.6 million for the same period in 2008. Cost of operations increased $1.3 million to $80.9 million for the six months ended June 30, 2009 from $79.6 million for the same period in 2008. The increase was primarily due to increased network and data processing costs to support customer growth. As a percentage of revenue, cost of operations increased from 32.6% and 32.7% for the three and six months ended June 30, 2008, respectively, to 36.0% and 36.3% for the same periods in 2009 as a result of the fixed nature of our cost of operations.

Sales and marketing expenses decreased $3.4 million to $8.8 million for the three months ended June 30, 2009 from $12.2 million for the same period in 2008. Sales and marketing expenses decreased $5.5 million to $17.5 million for the six months ended June 30, 2009 from $23.0 million for the same period in 2008. The decrease was primarily due to lower sales incentives, performance-based compensation and discretionary expenses.

General and administrative expenses decreased $2.9 million to $17.0 million for the three months ended June 30, 2009 from $19.9 million for the same period in 2008. General and administrative expenses decreased $4.0 million to $34.0 million for the six months ended June 30, 2009 from $38.0 million for the same period in 2008. The decrease was primarily due to lower performance-based compensation, professional services and discretionary expenses.

Depreciation and amortization expenses increased $0.2 million to $14.0 million for the three months ended June 30, 2009 from $13.8 million for the same period in 2008. Depreciation and amortization expenses increased $0.2 million to $27.6 million for the six months ended June 30, 2009 from $27.4 million for the same period in 2008.

Other

Interest income decreased $0.4 million to $0.1 million for the three months ended June 30, 2009 from $0.5 million for the same period in 2008. Interest income decreased $0.7 million to $0.2 million for the six months ended June 30, 2009 from $0.9 million for the same period in 2008. The decrease was due to lower yields earned on outstanding cash balances.

Interest expense decreased $1.9 million to $7.5 million for the three months ended June 30, 2009 from $9.4 million for the same period in 2008. Interest expense decreased $4.3 million to $14.8 million for the six months ended June 30, 2009 from $19.1 million for the same period in 2008. The decrease was primarily due to lower interest rates on our senior credit facility.

Other, net increased $1.1 million to $0.8 million for the three months ended June 30, 2009 from $(0.3) million for the same period in 2008. Other, net increased $1.3 million to $1.1 million for the six months ended June 30, 2009 from $(0.2) million for the same period in 2008. The increase was primarily due to foreign currency transaction gains on foreign denominated cash balances and intercompany accounts as a result of our global presence.

Provision for income taxes decreased $1.0 million to $9.6 million for the three months ended June 30, 2009 from $10.6 million for the same period in 2008. Provision for income taxes decreased $4.7 million to $16.4 million for the six months ended June 30, 2009 from $21.1 million for the same period in 2008. During the three months ended June 30, 2009 and 2008, the effective tax rate was 36.9% and 34.3%, respectively. During the six months ended June 30, 2009 and 2008, the effective tax rate was 33.5% and 37.1%, respectively. During the six months ended June 30, 2009, the income tax provision was adjusted for a tax benefit of approximately $1.4 million due to an adjustment for an item believed to be non-deductible in prior periods. Excluding the effect of the adjustment, the effective tax rate for the six months ended June 30, 2009 is 36.2%. The reduction in our effective tax rate is attributed to the mix of income from foreign tax jurisdictions with lower tax rates and tax planning initiatives.

Liquidity and Capital Resources

Cash Flow Information

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$50,274	$64,126
Net cash used in investing activities	(24,118)	(21,184)
Net cash used in financing activities	(480)	(437)
Effect of exchange rate changes on cash	(3,435)	1,184

Net increase in cash	$22,241	$43,689

Net cash provided by operating activities was $50.3 million for the six months ended June 30, 2009 as compared to $64.1 million for the same period in 2008. The decrease was primarily related to lower net income adjusted for non-cash items and timing of working capital items including estimated tax payments. Cash and cash equivalents were $187.8 million at June 30, 2009 as compared to $165.6 million at December 31, 2008. Our working capital increased $46.7 million to $242.9 million at June 30, 2009 from $196.2 million at December 31, 2008, primarily due to increased cash balances, higher prepaid balances and lower accrued payroll and related benefits.

Net cash used in investing activities was $24.1 million for the six months ended June 30, 2009, which includes $20.9 million for capital expenditures and $3.2 million for the acquisition of WSI. Net cash used in investing activities was $21.2 for the six months ended June 30, 2008, which includes $20.4 million for capital expenditures and $0.8 million for the acquisition of BSG Wireless. Capital expenditures for both periods primarily related to investment in our internal infrastructure, including network infrastructure to support customer growth, and capitalized software.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2009, which includes $1.7 million of principal payments on our senior credit facility offset by the $1.0 million in capital contributions received from joint venture partners to acquire a non-controlling interest. Net cash used in financing activities was $0.4 million for the six months ended June 30, 2008, which includes $1.8 million of principal payments on our senior credit facility offset by $1.4 million for the issuance of stock.

On October 6, 2008, we entered into an interest rate swap agreement to hedge $100.0 million of our U.S.-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior credit facility. Our principal uses of cash are to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash on hand, cash available from operations, and the availability of cash under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

Debt and Credit Facilities

Amended and Restated Senior Credit Facility

On August 9, 2007, we entered into a $464.0 million amended and restated credit agreement, the senior credit facility, with Lehman Brothers Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint book-running managers, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as syndication agent, Bear Stearns Corporate Lending Inc. and LaSalle Bank National Association, as co-documentation agents and the lenders from time to time parties thereto. The obligations under the senior credit facility are unconditionally guaranteed by Syniverse, Inc. and all material U.S. domestic subsidiaries of Syniverse Technologies, Inc. (the “Guarantors”) and are secured by a security interest in substantially all of the tangible and intangible assets of Syniverse Technologies, Inc. and the Guarantors. The obligations under the senior credit facility are also secured by a pledge of the capital stock of Syniverse Technologies, Inc. and its direct and indirect U.S. subsidiaries.

The senior credit facility provides for aggregate borrowings of $464.0 million as follows:

•	a term loan of $112.0 million in aggregate principal amount;

•	a delayed draw term loan of $160.0 million in aggregate principal;

•	a Euro-denominated delayed draw term loan facility of the equivalent of $130.0 million;

•	a revolving credit line of $42.0 million; and

•	a Euro-denominated revolving credit line of the equivalent of $20.0 million.

On December 19, 2007, the delayed draw term loans of $290.0 million (delayed draw term loan of $160.0 million and Euro-denominated delayed draw term loan of the equivalent of $130.0 million) were used to fund the acquisition of the BSG Wireless including the repayment of existing debt and to pay related transaction fees and expenses. The delayed draw term loans were subject to a commitment fee of 1.25% per annum on undrawn amounts.

The applicable margin for the base rate term loan and the base rate revolving loans is 1.50%. U.S. dollar denominated borrowings bear interest at the applicable margin plus either a base rate or, at our option, a LIBOR rate. The applicable margin for the Eurodollar term loan, Euro-denominated term loan and Eurodollar revolving loans is 2.50%. Euro-denominated borrowings under the senior credit facility bear interest at the applicable margin plus a EURIBOR rate. The term loan facilities require regularly scheduled quarterly payments of principal and interest, and the entire amount of the term loan facilities will mature on August 9, 2014. The full amount borrowed under the revolving credit line will mature on August 9, 2013. In the event we fail to refinance our 7 3/4% senior subordinated notes by February 15, 2013, then the maturity date of our term loan facilities and revolving credit line will be accelerated to February 15, 2013.

On May 4, 2009, we entered into an Amendment, Waiver, Resignation and Appointment Agreement, or the amendment, with Lehman Commercial Paper Inc., Bank of America, N.A., and certain of the other parties to the senior credit facility. Pursuant to the amendment, Lehman Commercial Paper has resigned as administrative agent and Bank of America has been appointed as successor administrative agent under the senior credit facility. The amendment also provides for other modifications of the senior credit facility including the termination of Lehman Commercial Paper’s commitments under our undrawn revolving credit lines of $28.2 million and provides for Bank of America to extend commitments under our undrawn revolving credit lines of $10.0 million. This modification reduces our revolving credit lines from $62.0 million to $43.8 million.

As of June 30, 2009, we had an aggregate face amount of $336.7 million of outstanding indebtedness under our senior credit facility representing $212.1 million in U.S. dollar denominated term loans, $124.6 million in Euro-denominated term loans, $29.6 million available under the revolving credit facility and $14.2 million available under the Euro-denominated revolving credit line. As of June 30, 2009, the applicable interest rate was 2.81% on the term loan based on the LIBOR option and 3.28% on the Euro-denominated delayed term loan based on the EURIBOR option.

The senior credit facility contains covenants that will limit our ability and that of our Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, restrict dividends or other payments from our subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The senior credit facility also requires compliance with financial covenants, including a maximum ratio of total indebtedness to Consolidated EBITDA. As of June 30, 2009, we believe we are in compliance with all of our covenants contained in the senior credit facility.

7 3/4% Senior Subordinated Notes Due 2013

On August 24, 2005, we completed a private offering of $175.0 million in aggregate principal amount of our 7 3/4% senior subordinated notes due 2013. Interest on the notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2006.

The indenture governing our 7 3/4% senior subordinated notes due 2013 contains certain covenants that among other things, limit our ability to incur additional indebtedness and issue preferred stock, pay dividends, make other restricted payments and investments, create liens, incur restrictions on the ability of our subsidiaries to pay dividends or other payments to them, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. As of June 30, 2009, we believe we are in compliance with all of the covenants contained in the indenture governing our senior subordinated notes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and six months ended June 30, 2009 and 2008.

Critical Accounting Policies and Estimates

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues, and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.”

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended June 30, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2008. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our summary of significant accounting policies in Note 2 of our Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted SFAS 141R on January 1, 2009. The adoption of SFAS 141R did not have a significant impact on our consolidated financial statements, and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009. Adoption of SFAS 165 did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on its consolidated financial statements.

Off-Balance Sheet Arrangements

We provide financial settlement services to wireless operators to support the payment of roaming related charges to their roaming network partners. In accordance with our contract with the customer, funds are held by us as an agent on behalf of our customers to settle their roaming related charges to other operators. These funds and the corresponding liability are not reflected in our consolidated balance sheet. The off-balance sheet amounts totaled approximately $131.6 million and $101.3 million as of June 30, 2009 and December 31, 2008, respectively.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect to continue these practices. We do not use any other type of joint venture or special purpose entities that would create off-balance sheet financing. We believe that our decision to lease our office space is similar to that used by many other companies of our size and does not have a material impact to our financial statements.

Available Information

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act can be viewed and printed from the investor information section of our website at www.syniverse.com, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing to us using the address on the cover of this Form 10-Q. You may also telephone our investor relations office directly at (813) 637-5007.

Our SEC filings may also be viewed and copied at the following SEC Public Reference Room and at the offices of the New York Stock Exchange where our common stock is quoted under the symbol “SVR.”

SEC Public Reference Room

100 F Street, N.E.

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext

20 Broad Street

New York, NY 10005

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2009 and December 31, 2008, we had $336.7 million and $338.8 million, respectively, of variable rate debt outstanding on our senior credit facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.4 million. Under the terms of the senior credit facility at least 25% of our funded debt must bear interest that is effectively fixed. As a result, we may from time to time be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness.

On October 6, 2008, we entered into an agreement to hedge $100.0 million of our U.S. dollar-denominated term loan under our senior credit facility. The hedge effectively swaps variable rate interest based on 1-month LIBOR to a fixed rate interest thereby reducing our exposure to interest rate fluctuations. The effective date of the swap is October 31, 2008 and the maturity date is October 31, 2010. The fixed rate is 5.26% based on our 2.76% swap rate plus our 2.50% applicable margin.

Foreign Currency Market Risk

Although the majority of our operations are conducted in U.S. dollars, our significant foreign operations are conducted in Euros and Great Britain Pounds. Our exposure to these currencies is the result of our acquisition of BSG Wireless in December 2007. On a less significant basis, we conduct operations in the various currencies of the Asia-Pacific region, Canada and Latin America, several of which are directly tied to the movement in the U.S. dollar. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure through the use of derivative instruments.

A 10% change in average foreign currency rates against the U.S. dollar during the six months ended June 30, 2009 compared to the average foreign currency exchange rates during the three months would have increased or decreased our revenues and net income by approximately $3.0 million and $1.8 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 and disclosed elsewhere in this quarterly report on Form 10-Q. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On May 15, 2009, in conjunction with our acquisition of all the assets of Wireless Solutions International, we issued 200,000 shares of common stock as a portion of consideration for the transaction. The common stock was issued to the sole shareholder of Wireless Solutions International and five individuals. These five individuals, along with the sole shareholder of Wireless Solutions International, became employees of Syniverse, Inc. on the closing date of the acquisition. The shares were placed in escrow and will be disbursed in 32 months from the closing date if certain employment conditions are met. The shares were not registered under the Securities Act of 1933, as amended (the Act), in reliance on Section 4(2) of the Act as the shares were issued only to the six individuals and did not involve a public offering.

(b)	None.

(c)	None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 8, 2009. The shareholders voted on the following matters:

Proposal I.	Election of 8 directors (Jason Few, Robert J. Gerrard, Jr., Tony G. Holcombe, James B. Lipham, Robert J. Marino, Fritz E. von Mering, Jack Pearlstein and Timothy A. Samples).

Proposal II.	Ratify and approve the selection of Ernst & Young LLP as the Independent registered public accounting firm for Syniverse Holdings, Inc. for 2009.

Proposal III.	Approve the Syniverse Holdings, Inc. Amended and Restated 2006 Long-Term Equity Incentive

The results of the voting were as follows:

Proposal	Affirmative Votes	Withheld Votes	Abstentions/Broker Non-Votes
I (Few)	27,872,110	36,079,436	—
I (Gerrard, Jr.)	27,871,654	36,079,892	—
I (Holcombe)	28,090,197	35,861,349	—
I (Lipham)	27,870,157	36,081,389	—
I (Marino)	28,086,776	35,864,770	—
I (Mering)	28,089,513	35,862,033	—
I (Pearlstein)	28,089,970	35,861,576	—
I (Samples)	27,871,137	36,080,409	—

II	63,732,680	205,152	13,689

III	50,819,754	10,731,909	25,318

All proposals received the required affirmative votes and were adopted by the shareholders.

ITEM 5:	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc. (n/k/a Syniverse Technologies, Inc.) (1)

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Syniverse Technologies, Inc. (2)

3.1.2	Second Amended and Restated Certificate of Incorporation of Syniverse Holdings, Inc. (3)

3.2	Bylaws of Syniverse Technologies, Inc. (1)

3.2.1	Amended and Restated Bylaws of Syniverse Holdings, Inc. (3)

10.1	Amendment, Waiver, Resignation and Appointment Agreement, dated as of May 4, 2009 by and among Syniverse Holdings, Inc., Syniverse Technologies, Inc., the other financial institutions party thereto, Lehman Commercial Paper Inc. and Bank of America, N.A. (4)

10.2	Syniverse Holdings, Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan. (5)

*10.3	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for Non-Employee Directors.

*10.4	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Non-Qualified Stock Option Award Agreement for Non-Employee Directors.

*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-88168).
(2)	Incorporated by reference to Syniverse Holdings, LLC and Syniverse Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to Syniverse Holdings, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-120444).
(4)	Incorporated by reference to the Current Report on Form 8-K of Syniverse Holdings, Inc. and Syniverse Technologies, Inc. Current Report filed May 8, 2009.
(5)	Incorporated by reference to the Current Report on Form 8-K of Syniverse Holdings, Inc and Syniverse Technologies, Inc. Current Report filed May 12, 2009.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNIVERSE HOLDINGS, INC.
(Registrant)

Date: August 7, 2009	/s/ David W. Hitchcock
David W. Hitchcock
Chief Financial Officer
(Principal Financial Officer)

SYNIVERSE TECHNOLOGIES, INC.
(Registrant)

/s/ Martin A. Picciano
Martin A. Picciano
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

*10.3	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Grant Agreement for Non-Employee Directors.

*10.4	Form of Amended and Restated 2006 Long-Term Equity Incentive Plan Non-Qualified Stock Option Award Agreement for Non-Employee Directors.
*31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

*31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

**32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

**32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

*	Filed herewith
**	Furnished herewith